Form 10-Q
period 1996-03-31
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 1996-05-15
CIK 853086

                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


                                    FORM 10Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996



                         COMMISSION FILE NUMBER 0-19145



                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
             (Exact name of Registrant as specified in its charter)


           CALIFORNIA                                            94-3097644
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)

    650 CALIFORNIA STREET, 16TH FLOOR
        SAN FRANCISCO, CALIFORNIA                                   94108
(Address of Principal Executive Offices)                          (ZIP Code)

                                 (415) 434-0551
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES /X/       NO / /

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      QUARTERLY REPORT ON FORM 10Q FOR THE
                          QUARTER ENDED MARCH 31, 1996

                                TABLE OF CONTENTS

                                                                              PAGE

ITEM 1.  FINANCIAL STATEMENTS.

         Balance Sheets - March 31, 1996 (unaudited) and December 31, 1995...   3

         Statements of Earnings for the three months ended
         March 31, 1996 and 1995 (unaudited).................................   4

         Statements of Partners' Capital for the three months ended
         March 31, 1996 and 1995 (unaudited).................................   5

         Statements of Cash Flows for the three months
         ended March 31, 1996 and 1995 (unaudited)...........................   6

         Notes to Financial Statements (unaudited)...........................   8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...........................................  13

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                             (Amounts in thousands)

                                                             1996        1995
                                                         -----------   --------
                                                         (unaudited)
ASSETS
Container rental equipment, net of accumulated
   depreciation of $20,090 (1995: $19,588)                $ 43,226       42,977
Cash and cash equivalents (note 1)                           1,409          489
Net investment in direct financing leases (note 5)           1,058        1,141
Accounts receivable, net of allowance for
   doubtful accounts of $1,124 (1995: $1,303)                2,920        3,478
Due from affiliates (note 4)                                 2,053        2,032
Prepaid expenses                                                17           25
                                                          --------     --------
                                                          $ 50,683       50,142
                                                          ========     ========
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Accounts payable                                        $    359          262
  Accrued liabilities                                        1,193        1,250
  Accrued damage protection plan costs (note 2)                288          321
  Due to affiliates (note 4)                                   112          144
  Equipment purchases payable                                1,057          400
                                                          --------     --------
       Total liabilities                                     3,009        2,377
                                                          --------     --------
Partners' capital:
  General partners                                             (90)         (90)
  Limited partners                                          47,764       47,855
                                                          --------     --------
       Total partners' capital                              47,674       47,765
                                                          --------     --------
Commitments (note 9)
                                                          $ 50,683       50,142
                                                          ========     ========

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS
               For the three months ended March 31, 1996 and 1995
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)


                                                                 1996           1995
                                                             -----------    -----------

Rental income                                                $     3,119          3,388
                                                             -----------    -----------
Costs and expenses:
   Direct container expenses                                         433            435
   Bad debt (benefit) provision                                     (146)            56
   Depreciation and amortization                                   1,002          1,063
   Professional fees                                                   9              9
   Management fees to affiliates (note 4)                            279            300
   General and administrative costs to affiliates (note 4)           200            256
   Other general and administrative costs                             37             37
                                                             -----------    -----------
                                                                   1,814          2,156
                                                             -----------    -----------
       Income from operations                                      1,305          1,232
                                                             -----------    -----------
Other income:
   Interest income                                                    16              8
   Gain on sales of equipment                                         97             87
                                                             -----------    -----------
                                                                     113             95
                                                             -----------    -----------
       Net earnings                                          $     1,418          1,327
                                                             ===========    ===========
Allocation of net earnings (note 4):
   General partners                                          $        16             15
   Limited partners                                                1,402          1,312
                                                             -----------    -----------
                                                             $     1,418          1,327
                                                             ===========    ===========
Limited partners' per unit share of net earnings             $      0.38    $      0.35
                                                             ===========    ===========
Limited partners' per unit share of distributions            $      0.40    $      0.40
                                                             ===========    ===========
Weighted average number of limited partnership
     units outstanding                                         3,728,623      3,740,418
                                                             ===========    ===========

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL

               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

                                                      PARTNERS' CAPITAL
                                            ------------------------------------
                                            GENERAL       LIMITED        TOTAL
                                            ------------------------------------

Balances at January 1, 1995                 $   (90)       49,458        49,368

Distributions                                   (15)       (1,495)       (1,510)

Redemptions (note 7)                              -           (52)          (52)

Net earnings                                     15         1,312         1,327
                                            -------       -------       -------

Balances at March 31, 1995                  $   (90)       49,223        49,133
                                            =======       =======       =======
Balances at January 1, 1996                 $   (90)       47,855        47,765

Distributions                                   (16)       (1,491)       (1,507)

Redemptions (note 7)                              -            (2)           (2)

Net earnings                                     16         1,402         1,418
                                            -------       -------       -------
Balance at March 31, 1996                   $   (90)       47,764        47,674
                                            =======       =======       =======


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)


                                                                   1996       1995
                                                                 -------    -------

Cash flows from operating activities:
   Net earnings                                                  $ 1,418    $ 1,327
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation                                                    1,002      1,063
   (Decrease) increase in allowance for doubtful accounts           (179)        57
   Gain on sales of container rental equipment                       (97)       (87)
   Proceeds from principal payments on direct financing leases       106         51
   Changes in assets and liabilities:
       Decrease (increase) in accounts receivable                    704       (264)
       Increase (decrease) in accounts payable
         and accrued liabilities                                      41        (41)
       (Decrease) increase in accrued damage protection plan         (33)         3
       Decrease in due from affiliates, net                           21        360
       Decrease in prepaid expenses                                    8          9
                                                                 -------    -------
          Net cash provided by operating activities                2,991      2,478
                                                                 -------    -------
Cash flows from investing activities:
   Proceeds from sale of container rental equipment                  531        406
   Container purchases                                            (1,096)    (1,207)
                                                                 -------    -------
          Net cash used in investing activities                     (565)      (801)
                                                                 -------    -------
Cash flows from financing activities:
   Redemptions of limited partnership units                           (2)       (52)
   Distributions to partners                                      (1,504)    (1,515)
                                                                 -------    -------
         Net cash used in financing activities                    (1,506)    (1,567)
                                                                 -------    -------
Net increase in cash                                                 920        110
Cash at beginning of period                                          489        635
                                                                 -------    -------
Cash at end of period                                            $ 1,409    $   745
                                                                 =======    =======
Interest paid during the period                                $       -    $     -
                                                                 =======    =======

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS--CONTINUED

               For the three months ended March 31, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)


SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners and proceeds from sale of container rental equipment which had not been paid or received by the Partnership as of March 31, 1996 and 1995, and December 31, 1995 and 1994, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995.

                                                   MAR 31     DEC 31     MAR 31     DEC 31
                                                     1996       1995       1995       1994
                                                   ------     ------     ------     ------

Equipment purchases included in:
   Due to affiliates............................    $   58        85         34         27
   Equipment purchases payable..................     1,057       400      1,343        599

Distributions to partners included in:
   Due to affiliates ...........................        67        63         14         18
   Accounts payable and accrued liabilities.....        79        80         82         83

Proceeds from sale of equipment included in:
   Due from affiliates..........................       455       404        389        346
   Accounts receivable..........................        54        87         43         54

The following summarizes the amounts of equipment purchases, distributions to partners and proceeds from sale of container rental equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995.

                                                                 1996      1995
                                                                 ----      ----

Equipment purchases recorded..................................  $1,726     1,958
Equipment purchases paid......................................   1,096     1,207

Distributions to partners declared............................   1,507     1,510
Distributions to partners paid................................   1,504     1,515

Proceeds from sale of container rental equipment recorded.....     549       438
Proceeds from sale of container rental equipment received.....     531       406


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1996
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)

NOTE 1.  GENERAL

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital, and cash flows for the three-month periods ended March 31, 1996 and 1995, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1995.

     For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Certain reclassifications of prior year amounts have been made in order to conform with the 1996 financial statement presentation.

NOTE 2.  DAMAGE PROTECTION PLAN

     The Partnership offers a Damage Protection Plan (the Plan) to lessees of its container rental equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs.

NOTE 3.  ACQUISITION OF EQUIPMENT

     During the three-month periods ended March 31, 1996 and 1995, the Partnership purchased container rental equipment (the Equipment) with a cost of $1,726 and $1,958, respectively.

NOTE 4.  TRANSACTIONS WITH AFFILIATES

     Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited (TGH). The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation
     (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

     In accordance with the Partnership Agreement, net earnings or losses, syndication and offering costs and partnership distributions are allocated 1% to the General Partners and 99% to the limited partners with the exception of gross income, as defined in the Partnership agreement. Gross income is allocated to the General Partners to the extent that their partners' capital accounts' deficits exceed the portion of syndication and offering costs allocated to them. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $51 and $58 of equipment acquisition fees as part of Equipment costs for the three-month periods ended March 31, 1996 and 1995, respectively, and incurred $63 of incentive management fees in both periods. No equipment liquidation fees were incurred in either period.

     The Partnership's Equipment is managed by TEM. Prior to the sale of the Partnership's storage fleet during 1995, TEM had entered into an agreement with its wholly-owned subsidiary Textainer Storage Services (TSS) to manage storage containers owned by the Partnership and other owners (note 8). In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates at March 31, 1996 and December 31,1995.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. Such fees are either retained by TEM or, prior to the sale of the storage fleet, such fees allocable to TSS were passed through to TSS by TEM for services rendered. For the three-month periods ended March 31, 1996 and 1995 these fees totaled $217 and $237, respectively. The Partnership's Equipment is or was leased by TEM and TSS to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating leases with limited terms and no purchase option.

     Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and, prior to the sale of sale of the storage fleet, TSS. Such costs are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM and TSS. Indirect general and administrative costs allocated to the Partnership were $163 and $217, respectively, for the three-month periods ended March 31, 1996 and 1995.

     TFS also incurred general and administrative costs of $37 and $39 during the three-month periods ended March 31, 1996 and 1995, respectively, which were reimbursed by the Partnership.

     The General Partners or TAS may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners or TAS are entitled to an acquisition fee for any Equipment resold to the Partnership.

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


     At March 31, 1996 and December 31, 1995, due from and to affiliates are comprised of:

                                                             1996         1995
                                                             ----         ----
                  Due from affiliates:
                     Due from TEM and TSS...............   $2,053       $2,032
                                                           ======       ======
                  Due to affiliates:
                     Due to TFS.........................       32       $   47
                     Due to TGH.........................        1            2
                     Due to TAS.........................       51           77
                     Due to TCC.........................       18           10
                     Due to TL..........................       10            8
                                                           ------       ------
                                                           $  112       $  144
                                                           ======       ======

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and collection of net rental revenues from TEM and TSS.

     It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month to the extent such balances relate to loans for equipment purchases. Interest is charged to the Partnership at the Prime Rate plus certain margins depending on TGH's leverage ratio. There was no interest charged on intercompany balances for the three-month periods ended March 31, 1996 and 1995.

NOTE 5.  DIRECT FINANCING LEASES

     The components of the net investment in direct financing leases as of March 31, 1996 and December 31, 1995 are as follows:

                                                                      1996       1995
                                                                      ----       ----
                  Future minimum lease payments receivable.......   $1,503     $1,620
                  Residual value ................................        4          4
                  Less: unearned income .........................     (449)      (483)
                                                                    ------     ------

                  Net investment in direct financing leases .....   $1,058     $1,141
                                                                    ======     ======

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     The following is a schedule by years of minimum lease payments receivable under the direct financing leases as of March 31, 1996:

                 1997.................................................   $  512
                 1998.................................................      374
                 1999.................................................      252
                 2000.................................................      219
                 2001.................................................      146
                                                                         ------

                 Total minimum lease payments receivable..............   $1,503
                                                                          =====

     Rental income for the three-month periods ended March 31, 1996 and 1995 includes $67 and $31, respectively, of income from direct financing leases.

NOTE 6.  RENTALS UNDER OPERATING LEASES

     The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of March 31, 1996:

                 Year ending March 31:

                 1997.............................................       $1,045
                 1998.............................................           26
                 1999.............................................           16
                 2000.............................................            7
                 2001.............................................            1
                                                                         ------

                 Total minimum future rentals receivable..........       $1,095
                                                                         ======

NOTE 7.  REDEMPTIONS

     The following redemption offerings were consummated by the Partnership during the three-month period ended March 31, 1996 and the year ended December 31, 1995:


                                                                 AVERAGE
                                         UNITS REDEEMED      REDEMPTION PRICE     AMOUNT PAID
                                         --------------      ----------------     -----------
      Balance at December 31, 1994             9,582             $12.55              $120

      Quarter ended:
            March 31, 1995...........          4,287             $12.09                52
            Sept. 30, 1995...........          3,215             $10.76                35
            Dec. 31, 1995............          4,042             $10.40                42
                                              ------                                 ----
      Balance at December 31, 1995            21,126             $11.77               249

      Quarter ended:
            March 31, 1996...........            250             $ 9.44                 2
                                              ------                                 ----
       Balance at March 31, 1996              21,376             $11.75              $251
                                              ======                                 ====


     The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE 8.  SALE OF STORAGE FLEET

     In August 1995, the Partnership sold its container storage fleet, managed by TSS, to an unrelated purchaser. The proceeds from the sale were $603 compared to the Partnership's cost basis in the equipment of $540. The resulting gain from the sale was $63. The Partnership invested the proceeds from this sale in additional marine container rental equipment.

NOTE 9.  COMMITMENTS

     At March 31, 1996, the Partnership has committed to purchase 210 containers at an approximate total purchase price of $813 which includes acquisition fees of $39. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase this equipment on behalf of the Partnership. The Partnership has sufficient liquidity at March 31, 1996 to satisfy these commitments.

NOTE 10.  WARRANTY CLAIM

      During 1992, 1993 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership will amortize the settlement amounts over the remaining estimated useful lives of the applicable equipment (between six and seven years), reducing maintenance and repair costs over that time. At March 31, 1996 and December 31, 1995, the unamortized portion of the settlement amounts was equal to $972 and $1,026, respectively, and is included in accrued liabilities.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

From November 8, 1989 until January 15, 1991, the Partnership was involved in the offering of limited partnership interests to the public. On January 15, 1991 the Partnership received its maximum subscription amount of $75,000.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the quarter ended March 31, 1996, the Partnership redeemed 250 units for a total of $2, and, during the year ended December 31, 1995, the Partnership redeemed 11,544 units for a total dollar amount of $129. The Partnership has used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution or reinvestment in additional equipment in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or (ii) $100. At March 31, 1996, the Partnership's cash of $1,409 was primarily invested in a market-rate account.

During the quarter ended March 31, 1996, the Partnership declared cash distributions to limited partners pertaining to the period from December 1995 through February 1996, in the amount of $1,491. These distributions represent 8% of original capital (measured on an annualized basis) on each unit. Of these distributions, on a GAAP basis, $89 was a return of capital and the balance was from net earnings. On a cash basis, all of these distributions were from operations.

At March 31, 1996, the Partnership had committed to purchase 210 containers at an approximate total purchase price of $813, which includes acquisition fees of $39. At March 31, 1996, the Partnership had cash of $1,409 and had not yet received $456 of the proceeds from the 1996 sale of its equipment. The Partnership expects to fund the purchase of equipment with its cash on hand and with cash flows from operations, which is in excess of distributions. In the event the Partnership decides not to purchase the equipment, one of the General Partners or its affiliates will retain the equipment for its own account.

For the quarters ended March 31, 1996 and 1995, the Partnership had net cash provided by operating activities of $2,991 and $2,478, respectively. The increase over the prior period was primarily attributable to an improvement in the average collection period of accounts receivable from operations from 136 days during the three-month period ended March 31, 1995 to 116 days during the comparable period in 1996. In 1994, the Partnership experienced a deterioration in the payment performance of one of its lessees, and another lessee defaulted under the terms of its lease agreement. These lessees have cooperated in returning the Equipment, and the returned Equipment was substantially re-leased to other customers during 1995. This, in conjunction with a partial resolution of payment problems in the first quarter of 1996 with one of these lessees, were the primary causes for the improvement in the average collection period between periods. The Partnership is continuing its efforts to conclude resolution of both of these accounts in 1996.

While net cash from operating activities has improved, the Partnership's principal lessees, shipping lines, are currently anticipating over-capacity, due to the delivery of new ships. This over-capacity may cause shipping lines to reduce freight rates, which could affect the profitability of their business, resulting in the possibility of delays in the remittance of rental payments, pressure on container rental rates, and, in extreme cases, bankruptcy of some shipping lines. As discussed more fully below under "Results of Operations", utilization rates have reflected a lower demand for containers, and this over-capacity could also further affect these rates.

Net cash used in investing activities (the purchase and sale of rental equipment) for the quarter ended March 31, 1996 was $565 compared to $801 for the same period in 1995. This difference reflects that, on a cash basis, the Partnership sold slightly more equipment and purchased slightly less equipment in the first quarter of 1996 than in the same period in 1995. The Partnership believes that these differences reflect normal fluctuations in equipment sales and purchases. In addition, the Partnership has a significant amount of used equipment in its portfolio and expects to sell this equipment periodically when it reaches the end of its useful marine life. Consistent with its investment objectives, the Partnership intends to reinvest all or a significant amount of proceeds from equipment sales in additional equipment.

RESULTS OF OPERATIONS

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet (inventory) during the three-month periods ended March 31, 1996 and 1995, as well as other factors as discussed below. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                                         1996           1995
                                                         ----           ----

               Opening inventory...................     18,650         18,829
               Closing inventory...................     18,678         19,062
               Average.............................     18,664         18,946


The decline in the average container fleet from 1995 to 1996 was due, in part, to the sale of units in 1995 which were near-term disposal candidates that were acquired used. The sale of a higher proportion of used equipment generally resulted in lower proceeds available for reinvestment. Additionally, during the first three quarters of 1995, the price of marine equipment generally rose. The lower proceeds from the sale of a higher proportion of used equipment, in conjunction with the rising price of equipment, generally resulted in the purchase of fewer units than those sold, resulting in a net decrease in the size of the container fleet.

Rental income and direct container expenses are also affected by lease utilization percentages for the equipment which were 83% and 90% on average during the quarters ended March 31, 1996 and 1995, respectively. In addition, rental income is affected by daily rental rates and equipment available for lease (average inventory).

The following is a comparative analysis of the results of operations for the quarters ended March 31, 1996 and 1995.

The Partnership's income from operations for the quarters ended March 31, 1996 and 1995 was $1,305 and $1,232, respectively, on total rental income of $3,119 and $3,388, respectively. The largest component of total rental income is income from container rentals, which decreased by $221, or 7.6%, from 1995 to 1996. This decrease was primarily due to a decrease in utilization of seven percentage points, a 1.5% decrease in average fleet size and a .7% decrease in the average daily rental rate.

Utilization began to decrease in the last quarter of 1995 and continued to decline for all Equipment types owned by the Partnership in the first quarter of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route as well as to seasonal factors. Additionally, as noted above, the Partnership's principal lessees, shipping lines, are currently anticipating further over-capacity, which may adversely affect rental payments and/or rates and utilization. Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger container lessees.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's equipment under short-term operating leases. There were ten direct financing leases at March 31, 1996.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from less desirable locations (location income), income from charges to the lessees under a damage protection plan and income for handling and returning containers. For the quarter ended March 31, 1996, the total of these other revenue items decreased by $48 from the equivalent period in 1995. The primary component of this net decrease in other rental revenues was due to a decrease in location income (which decreased by $74). The decline in location income is mainly due to a decrease in drop-off charges to lessees for Equipment at less desirable locations, which primarily resulted from drop-off charges to a specific lessee in the first quarter of 1995 that did not re-occur in the same period in 1996, as well as an increase in credits given to lessees for pick-up of Equipment from less desirable locations, which was largely driven by decreased demand.

Direct container expenses, excluding bad debt expense, were $433 and were fairly consistent with direct container expenses, excluding bad debt expense, of $435 for the same period in 1995. Increases in storage expenses due to the decline in utilization were offset by decreases in maintenance and damage protection plan expenses. Maintenance expense decreased due to a lower average cost to repair units during the three-month period ended March 31, 1996. Repair expenses for containers covered under the damage protection plan decreased due to the cancellation of this coverage by certain lessees.

Bad debt expense decreased from $56 in the first quarter of 1995 to a benefit of $146 in the same period of 1996. The benefit recorded in 1996 was primarily due to a reduction in reserve requirements for a specific lessee as a result of a partial resolution of payment problems with that lessee during the first quarter of 1996, as noted above.

Depreciation and amortization expense decreased by $61, or 5.7%, from the quarter ended March 31, 1995 to the same period in 1996, reflecting reduced depreciation resulting from the decrease in the Partnership's average fleet between periods.

Management fees to affiliates, which are based primarily on gross revenue, were $21, or 7%, lower in the quarter ended March 31, 1996 than in the same period in 1995. The decrease between periods resulted from the 7.9% decline in rental income. These fees were 8.9% of rental income for both periods and base management fees were 7% of rental income.

General and administrative costs to affiliates decreased by 22%, or $56, in the quarter ended March 31, 1996 compared to the same period in 1995. This decrease was the result of a decline in allocable overhead from TEM due to the sale of the storage fleet.

Other income provided $113 of additional income for the quarter ended March 31, 1996, representing an increase of $18, or 19%, over the equivalent period in 1995. The increase was attributable to a $10 increase in gains from sales of equipment and a $8 increase in interest income.

Net earnings per limited partnership unit increased from $0.35 for the quarter ended March 31, 1995 to $0.38 for the same period in 1996, reflecting the increase in net earnings from $1,327 to $1,418 for the respective periods.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Partnership's containers are generally operated on the international high seas rather than on the domestic waterways. The Partnership's Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1996 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Partnership's equipment, and the effect of demand for world trade and/or general business and economic cycles on the Partnership's operations.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     (A California Limited Partnership)

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner

                                     By    /s/ John R. Rhodes
                                          --------------------------------------
                                          John R. Rhodes
                                          Executive Vice President


Date:    May 10, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                    Title                                  Date

/s/ James E. Hoelter         President (Principal Executive         May 10, 1996
- - --------------------         Officer) and Director
James E. Hoelter

/s/ John R. Rhodes           Executive Vice President               May 10, 1996
- - --------------------         (Principal Financial and
John R. Rhodes               Accounting Officer),
                             Secretary and Treasurer

                                 EXHIBIT INDEX


Exhibit No.
- - -----------

    27           Financial Data Schedule