Form 10-Q
period 1996-06-30
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 1996-08-14
CIK 853086

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549



                                    FORM 10Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                 YES [X]     NO [ ]

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                      QUARTERLY REPORT ON FORM 10Q FOR THE
                          QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS


                                                                                                    PAGE
      ITEM 1.     FINANCIAL STATEMENTS.

                  Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995  . . . . . . .    3

                  Statements of Earnings for the six and three months ended
                  June 30, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . .    4

                  Statements of Partners' Capital for the six months ended
                  June 30, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . . . . .    5

                  Statements of Cash Flows for the six months
                  ended June 30, 1996 and 1995 (unaudited)  . . . . . . . . . . . . . . . . . . .    6

                  Notes to Financial Statements (unaudited)   . . . . . . . . . . . . . . . . . .    8


      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      June 30, 1996 and December 31, 1995
                             (Amounts in thousands)

                                                                                            1996                 1995
                                                                                         -------              -------
                                                                                       (unaudited)
ASSETS
Container rental equipment, net of accumulated
   depreciation of $20,634 (1995: $19,588)                                               $42,704               42,977
Cash and cash equivalents (note 1)                                                           188                  489
Net investment in direct financing leases (note 5)                                           950                1,141
Accounts receivable, net of allowance for
   doubtful accounts of $1,172 (1995: $1,303)                                              2,824                3,478
Due from affiliates (note 4)                                                               2,399                2,032
Prepaid expenses                                                                               9                   25
                                                                                         -------              -------
                                                                                         $49,074               50,142
                                                                                         =======              =======
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts payable                                                                         $324                  262
   Accrued liabilities                                                                       175                  224
   Warranty claim payable (note 9)                                                           919                1,026
   Accrued damage protection plan costs (note 2)                                             296                  321
   Due to affiliates (note 4)                                                                133                  144
   Equipment purchases payable                                                               177                  400
                                                                                         -------              -------
    Total liabilities                                                                      2,024                2,377
                                                                                         -------              -------
Partners' capital:
   General partners                                                                          (90)                 (90)
   Limited partners                                                                       47,140               47,855
                                                                                         -------              -------
    Total partners' capital                                                               47,050               47,765
                                                                                         -------              -------
                                                                                         $49,074               50,142
                                                                                         =======              =======

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS

           For the six and three months ended June 30, 1996 and 1995 (Dollar amounts in thousands except for per unit amounts)
                                  (unaudited)

                                                                 SIX MONTHS       THREE MONTHS        SIX MONTHS      THREE MONTHS
                                                                      ENDED              ENDED             ENDED             ENDED
                                                              JUNE 30, 1996      JUNE 30, 1996     JUNE 30, 1995     JUNE 30, 1995
                                                              -------------      -------------     -------------     -------------
Rental income                                                         $6,006              2,887             6,719             3,331
                                                                  ---------          ---------         ---------         ---------
Costs and expenses:
   Direct container expenses                                            922                489               978               543
   Bad debt (benefit) provision                                         (58)                88               155                99
   Depreciation                                                       2,014              1,012             2,122             1,058
   Professional fees                                                     16                  7                23                15
   Management fees to affiliates (note 4)                               544                265               597               297
   General and administrative costs                                     369                169               534               278
     to affiliates (note 4)
   Other general and administrative costs                                95                 58                91                54
                                                                  ---------          ---------         ---------         ---------
                                                                      3,902              2,088             4,500             2,344
                                                                  ---------          ---------         ---------         ---------
   Income from operations                                             2,104                799             2,219               987
                                                                  ---------          ---------         ---------         ---------
Other income:
   Interest income                                                       31                 15                18                10
   Gain on sales of equipment                                           167                 70               121                34
                                                                  ---------          ---------         ---------         ---------
                                                                        198                 85               139                44
                                                                  ---------          ---------         ---------         ---------
   Net earnings                                                      $2,302                884             2,358             1,031
                                                                  =========          =========         =========         =========
Allocation of net earnings (note 4):
   General partners                                                      32                 16                30                15
   Limited partners                                                   2,270                868             2,328             1,016
                                                                  ---------          ---------         ---------         ---------
                                                                     $2,302                884             2,358             1,031
                                                                  =========          =========         =========         =========

Limited partners' per unit share
  of net earnings                                                     $0.61              $0.23             $0.62             $0.27
                                                                  =========          =========         =========         =========
Limited partners' per unit share
  of distributions                                                    $0.80              $0.40             $0.80             $0.40
                                                                  =========          =========         =========         =========
Weighted average number of limited
  partnership units outstanding                                   3,728,623          3,728,623         3,736,131         3,736,131
                                                                  =========          =========         =========         =========



See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

                For the six months ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)

                                                       PARTNERS' CAPITAL
                                             ------------------------------------
                                             GENERAL       LIMITED        TOTAL
                                             ------------------------------------
Balances at January 1, 1995                   $(90)         49,458        49,368

Distributions                                  (30)         (2,989)       (3,019)

Redemptions (note 7)                             -             (52)          (52)

Net earnings                                    30           2,328         2,358
                                              ----          ------        ------

Balances at June 30, 1995                     $(90)         48,745        48,655
                                              ====          ======        ======

Balances at January 1, 1996                   $(90)         47,855        47,765

Distributions                                  (32)         (2,983)       (3,015)

Redemptions (note 7)                             -              (2)           (2)

Net earnings                                    32           2,270         2,302
                                              ----          ------        ------

Balance at June 30, 1996                      $(90)         47,140        47,050
                                              ====          ======        ======



See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                For the six months ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)



                                                                1996            1995
                                                             -------          ------
Cash flows from operating activities:
   Net earnings                                              $ 2,302           2,358
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation                                                2,014           2,122
   Decrease in allowance for doubtful accounts                  (131)           (105)
   Gain on sales of container rental equipment                  (167)           (121)
   Proceeds from principal payments on direct
     financing leases                                            214             110
   Changes in assets and liabilities:
   Decrease in accounts receivable                               734             289
   Increase in accounts payable and accrued liabilities           13              97
   (Decrease) increase in accrued damage protection plan         (25)             43
   Decrease in warranty claim payable                           (107)            (70)
   (Increase) decrease in due from affiliates, net              (419)            593
   Decrease in prepaid expenses                                   16              18
                                                             -------          ------
      Net cash provided by operating activities                4,444           5,334
                                                             -------          ------
Cash flows from investing activities:
   Proceeds from sale of container rental equipment            1,081             779
   Equipment purchases                                        (2,830)         (2,281)
                                                             -------          ------
      Net cash used in investing activities                   (1,749)         (1,502)
                                                             -------          ------
Cash flows from financing activities:
   Redemptions of limited partnership units                       (2)            (52)
   Distributions to partners                                  (2,994)         (3,029)
                                                             -------          ------
      Net cash used in financing activities                   (2,996)         (3,081)
                                                             -------          ------
Net (decrease) increase in cash                                 (301)            751
Cash at beginning of period                                      489             635
                                                             -------          ------
Cash at end of period                                        $   188           1,386
                                                             =======          ======



See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                     STATEMENTS OF CASH FLOWS -- CONTINUED

                For the six months ended June 30, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)


SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners and proceeds from sale of Equipment which had not been paid or received by the Partnership as of June 30, 1996 and 1995, and December 31, 1995 and 1994, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1996 and 1995.

                                                                           June 30,     Dec. 31,      June 30,        Dec. 31,
                                                                             1996         1995          1995            1994
                                                                           --------     --------      --------        --------
                 Equipment purchases included in:
                     Due to (from) affiliates  . . . . . . . . . .            $ 97          85              (2)            27
                     Equipment purchases payable   . . . . . . . .             177         400           1,493            599
                 Distributions to partners included in:
                     Due to affiliates   . . . . . . . . . . . . .              84          63               9             18
                     Accounts payable and accrued liabilities  . .              80          80              82             83
                 Proceeds from sale of Equipment included in:
                     Due from affiliates   . . . . . . . . . . . .             396         404             412            346
                     Accounts receivable   . . . . . . . . . . . .              36          87              39             54

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1996 and 1995.

                                                                                                         1996       1995
                                                                                                         ------     ----
                 Equipment purchases recorded  . . . . . . . . . . . . . . . . . . . . . . . .           $2,619      3,146
                 Equipment purchases paid  . . . . . . . . . . . . . . . . . . . . . . . . . .            2,830      2,281

                 Distributions to partners declared  . . . . . . . . . . . . . . . . . . . . .            3,015      3,019
                 Distributions to partners paid  . . . . . . . . . . . . . . . . . . . . . . .            2,994      3,029

                 Proceeds from sale of Equipment recorded  . . . . . . . . . . . . . . . . . .            1,022        830
                 Proceeds from sale of Equipment received  . . . . . . . . . . . . . . . . . .            1,081        779


                 See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1996
           (Dollar amounts in thousands except for per unit amounts)
                                  (unaudited)

NOTE 1.  GENERAL

    Textainer Equipment Income Fund II (the Partnership) is a California Limited Partnership formed in 1989. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

    The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital, and cash flows for the six- and three-month periods ended June 30, 1996 and 1995, have been made.

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

NOTE 2.  DAMAGE PROTECTION PLAN

    The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs. At June 30, 1996 and December 31, 1995, this reserve was equal to $296 and $321, respectively.

NOTE 3.  ACQUISITION OF EQUIPMENT

    During the six-month periods ended June 30, 1996 and 1995, the Partnership purchased Equipment with a cost of $2,619 and $3,146, respectively.

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

    As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $135 and $107 of equipment acquisition fees as part of Equipment costs for the six-month periods ended June 30, 1996 and 1995, respectively. The Partnership incurred $125, $63, $126, and $63 of incentive management fees for six- and three-month periods ended June 30, 1996 and 1995, respectively. No equipment liquidation fees were incurred during either period.

    The Equipment is managed by TEM. Prior to the sale of the Partnership's storage fleet during 1995, TEM had entered into an agreement with its wholly-owned subsidiary Textainer Storage Services (TSS) to manage storage containers owned by the Partnership and other owners (note 8). In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Equipment. Additionally, TEM holds, for payment of direct operating expenses, a reserve of cash that has been collected from Equipment leasing operations; such cash is included in the amount due from affiliates at June 30, 1996 and December 31,1995.

    Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases.
    Such fees are either retained by TEM or, prior to the sale of the storage fleet, such fees allocable to TSS, if any, were passed through to TSS by TEM for services rendered. For the six- and three-month periods ended June 30, 1996, these fees totaled $419 and $202, respectively, and $471 and $234 for the comparable periods ended June 30, 1995. The Equipment is or was leased by TEM and TSS to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating leases with limited terms and no purchase option.

    Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and, prior to the sale of the storage fleet, TSS. Such costs are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM and TSS. Indirect general and administrative costs allocated to the Partnership were $324 and $161 for the six- and three-month periods ended June 30, 1996, respectively, and $458 and $242 for the comparable periods ended June 30, 1995.

    TFS, in its capacity as managing general partner, also incurred general and administrative costs of $45 and $8 for the six- and three-month periods ended June 30, 1996, respectively, and $76 and $36 for the comparable periods ended June 30, 1995, which were reimbursed by the Partnership.

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED



    The General Partners or TAS may acquire Equipment in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such Equipment for the Partnership. The Equipment may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners, or TAS, are entitled to an acquisition fee for any Equipment resold to the Partnership.

    At June 30, 1996 and December 31, 1995, due from and to affiliates are comprised of:

                                                                                       1996               1995
                                                                                       ----               ----
                                 Due from affiliates:
                                    Due from TEM and TSS . . . . . . . .              $ 2,399              2,032
                                                                                      =======             ======

                                 Due to affiliates:
                                    Due to TFS . . . . . . . . . . . . .              $    28                 47
                                    Due to TGH . . . . . . . . . . . . .                    1                  2
                                    Due to TAS . . . . . . . . . . . . .                   84                 77
                                    Due to TCC . . . . . . . . . . . . .                    8                 10
                                    Due to TL  . . . . . . . . . . . . .                   12                  8
                                                                                      -------             ------
                                                                                      $   133                144
                                                                                      =======             ======

    These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and collection of net rental revenues from TEM and TSS.

    It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month to the extent such balances relate to loans for Equipment purchases. Interest is charged to the Partnership at the Prime Rate plus certain margins depending on TGH's leverage ratio. There was no interest charged on intercompany balances for the six- and three-month periods ended June 30, 1996 and 1995.

NOTE 5.  DIRECT FINANCING LEASES

    The components of the net investment in direct financing leases as of June 30, 1996 and December 31, 1995 are as follows:

                                                                                     1996          1995
                                                                                     ----          ----
                                 Future minimum lease payments receivable  . .      $ 1,334        1,620
                                 Residual value  . . . . . . . . . . . . . . .            4            4
                                 Less: unearned income   . . . . . . . . . . .         (388)        (483)
                                                                                    -------        -----

                                 Net investment in direct financing leases   .      $   950        1,141
                                                                                    =======        =====

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED



     The following is a schedule by year of minimum lease payments receivable under the fourteen direct financing leases as of June 30, 1996:

                                        Year ending June 30:
                                        1997  . . . . . . . . . . . . . . . . . . . . . .         $   571
                                        1998  . . . . . . . . . . . . . . . . . . . . . .             282
                                        1999  . . . . . . . . . . . . . . . . . . . . . .             244
                                        2000  . . . . . . . . . . . . . . . . . . . . . .             219
                                        2001  . . . . . . . . . . . . . . . . . . . . . .              18
                                                                                                  -------
                                        Total minimum lease payments receivable . . . . .         $ 1,334
                                                                                                  =======

     Rental income for the six-month periods ended June 30, 1996 and 1995 includes $129 and $62, respectively, of income from direct financing leases.

NOTE 6.  RENTALS UNDER OPERATING LEASES

     The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of June 30, 1996:

                                        Year ending June 30:
                                        1997  . . . . . . . . . . . . . . . . . . . . . .       $   925
                                        1998  . . . . . . . . . . . . . . . . . . . . . .            38
                                        1999  . . . . . . . . . . . . . . . . . . . . . .            27
                                        2000  . . . . . . . . . . . . . . . . . . . . . .            14
                                                                                                -------
                                        Total minimum future rentals receivable . . . . .       $ 1,004
                                                                                                =======

NOTE 7.  REDEMPTIONS

     The following redemption offerings were consummated by the Partnership during the six-month period ended June 30, 1996:

                                                                                        AVERAGE
                                                               UNITS REDEEMED      REDEMPTION PRICE       AMOUNT PAID
                                                               --------------      ----------------       -----------
                       Balance at December 31, 1995                 21,126              $11.77               $ 249
                       Quarter ended:
                            March 31, 1996...........                  250              $ 9.44                   2
                                                                  --------                                   -----
                       Balance at June 30, 1996                     21,376              $11.75               $ 251
                                                                    ======                                   =====

     The redemption price is fixed by formula and varies depending on the length of time the units have been outstanding.

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE 8.  SALE OF STORAGE FLEET

     In August 1995, the Partnership sold its container storage fleet, managed by TSS, to an unrelated purchaser. The proceeds from the sale were $603 compared to the Partnership's cost basis of $540. The resulting gain from the sale was $63. The Partnership invested the proceeds from this sale in additional Equipment.

NOTE 9.  WARRANTY CLAIM

     During 1992, 1993, and 1995, the Partnership settled warranty claims against an Equipment manufacturer. The Partnership will amortize the settlement amounts over the remaining estimated useful lives of the applicable Equipment (between six and seven years), reducing maintenance and repair costs over that time. At June 30, 1996 and December 31, 1995, the unamortized portion of the settlement amounts was equal to $919 and $1,026, respectively.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the six- and three-month periods ended June 30, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

From November 8, 1989 until January 15, 1991, the Partnership was involved in the offering of limited partnership interests to the public. On January 15, 1991 the Partnership received its maximum subscription amount of $75,000.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or (iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership redeemed 250 units for a total dollar amount of $2 during the six-month period ended June 30, 1996. From the inception of the Partnership through June 30, 1996, the Partnership has redeemed a total of 21,376 units for $251, representing an average redemption price of $11.75. The Partnership has used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flows from operations prior to its distribution or reinvestment in additional Equipment in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions, or (ii) $100. At June 30, 1996, the Partnership's cash of $188 was primarily invested in a market-rate account.

During the six-month period ended June 30, 1996, the Partnership declared cash distributions to limited partners, pertaining to the period from December 1995 through May 1996, in the amount of $2,983. These distributions represent a return of 8% of original capital (measured on an annualized basis) on each
unit.   Of these distributions, on a GAAP basis $713 was a return of capital and the balance was from net earnings. On a cash basis all of these distributions were from operations.

For the six-month periods ended June 30, 1996 and 1995, the Partnership had net cash provided by operating activities of $4,444 and $5,334, respectively. This decline was due, in part, to a reduction in income from operations resulting from a decrease in rental income of $713, or 11%, partially offset by a decline in accounts receivable from operations. The average collection period of accounts receivable from operations improved slightly from 123 days for the six-month period ended June 30, 1995 to 120 days for the comparable period in 1996. Additionally, net cash from operations was impacted by an increase in due from affiliates, which reflects timing differences in the accrual and payment of net rental revenues, fees and other expenses to or from TEM and affiliates.

The Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, in part due to the delivery of new, large capacity ships. This over-capacity has, in some instances, caused shipping lines to reduce freight rates, which could affect the profitability of their business, resulting in the possibility of delays in the remittance of rental payments, pressure on Equipment rental rates, and, in extreme cases, bankruptcy of some shipping lines. As discussed more fully below under "Results of Operations", utilization rates have reflected a lower demand for Equipment, and this over-capacity could also further affect these rates.

Net cash used in investing activities (the purchase and sale of Equipment) for the six-month period ended June 30, 1996 was $1,749 compared to $1,502 for the same period in 1995. This difference reflects that, on a cash basis, the Partnership bought more Equipment during the first two quarters of 1996 than in the same period in 1995. The Partnership believes that these differences reflect normal fluctuations in Equipment sales and purchases. The Partnership has a significant amount of used Equipment in its portfolio and expects to sell this Equipment periodically when it reaches the end of its useful marine life. Consistent with its investment objectives, the Partnership intends to reinvest all or a significant amount of proceeds from equipment sales in additional Equipment.

RESULTS OF OPERATIONS

The Partnership's operations, which consist of rental income, Equipment depreciation, direct operating expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the Equipment fleet (inventory) during the six-month periods ended June 30, 1996 and 1995, as well as other factors as discussed below. The following is a summary of the size of the Equipment fleet (in units) available for lease during those periods:

                                                                       1996           1995
                                                                       ----           ----
                              Opening inventory . . . . . . .         18,650         18,829
                              Closing inventory . . . . . . .         18,537         19,101
                              Average . . . . . . . . . . . .         18,594         18,965


The decline in the average Equipment fleet from 1995 to 1996 was due, in part, to the sale of units in 1995 which were near-term disposal candidates that had been acquired used. The sale of a higher proportion of used Equipment generally resulted in lower proceeds available for reinvestment. Additionally, during 1995, the price of new Equipment generally rose. The lower proceeds from the sale of a higher proportion of used Equipment, in conjunction with the rising price of new Equipment, generally resulted in the purchase of fewer units than those sold, resulting in a net decrease in the size of the Equipment fleet. These factors resulted in a slower rate of reinvestment than had been expected by the General Partners.

Rental income and direct operating expenses are also affected by lease utilization percentages for the Equipment which were 83% and 91% on average during the six-month period ended June 30, 1996 and 1995, respectively. In addition, rental income is affected by daily rental rates and Equipment available for lease (average inventory).

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1996 and 1995.

The Partnership's income from operations for the six-month periods ended June 30, 1996 and 1995 was $2,104 and $2,219, respectively, on total rental income of $6,006 and $6,719, respectively. The largest component of total rental income is income from Equipment rentals, which decreased by $550, or 9%, from 1995 to 1996. This decrease was primarily due to a decrease in utilization of eight percentage points, a 2% decrease in average fleet size and a .7% decrease in the average daily rental rate.

Utilization began to decrease in the last quarter of 1995 and continued to decline for all Equipment types owned by the Partnership in the first and second quarters of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route as well as to seasonal factors. The General Partners have seen recent evidence of some stabilization in utilization rates for certain Equipment types; however, there can be no assurance regarding the trend for utilization in the
future.   Additionally, as noted previously, the Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, which may adversely affect rental payments and/or rates and utilization. Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger Equipment lessees.

Substantially all of the Partnership's rental income was generated from the leasing of Equipment under short-term operating leases. There were fourteen direct financing leases at June 30, 1996.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of Equipment from prime locations less credits granted to lessees for leasing Equipment from less desirable locations (location income), income from charges to the lessees under a damage protection plan and income for handling and returning Equipment. For the six-month period ended June 30, 1996, the total of these other revenue items decreased by $163 from the equivalent period in 1995. The primary component of this net decrease in other rental revenues was due to a decrease in location income of $172. The decline in location income is mainly due to an increase in credits given to lessees for pick-up of Equipment from less desirable locations, which was largely driven by decreased demand for Equipment, as well as a decrease in drop-off charges to lessees. This decrease in drop-off charges primarily resulted from charges made to a specific lessee in the first quarter of 1995, which did not re-occur in the same period in 1996.

Direct operating expenses, excluding bad debt expense, were $922 in the first two quarters of 1996 compared with $978 for the same period in 1995. The primary component of this decline is maintenance expense, which decreased by $68. Maintenance expense decreased due to a lower average cost to repair units during the six-month period ended June 30, 1996.

Bad debt expense decreased from $155 in the six-month period ended June 30, 1995, to a benefit of $58 in the same period of 1996. The benefit recorded in 1996 was primarily due to a reduction in reserve requirements for a specific lessee as a result of a partial resolution of prior period payment problems with that lessee during the first quarter of 1996.

Depreciation and amortization expense decreased by $108, or 5%, from the quarter ended June 30, 1995 to the same period in 1996, reflecting reduced depreciation resulting from the decrease in the Partnership's average fleet between periods.

Management fees to affiliates, which are based primarily on gross revenue, were $53, or 9%, lower in the six-month period ended June 30, 1996 than in the same period in 1995. The decrease between periods primarily resulted from the 11% decline in rental income. These fees were 9.1% and 8.9% of gross revenue,
respectively for the six-month periods ended 1996 and 1995.   Base management
fees were 7% of gross revenue for both periods.

General and administrative costs to affiliates decreased by 31%, or $165, in the six-month period ended June 30, 1996 compared to the same period in 1995. This decrease was primarily the result of a decline in overhead costs allocated from TEM.

Other income provided $198 of additional income for the six-month period ended June 30, 1996, representing an increase of $59, or 42%, over the equivalent period in 1995. The increase was attributable to a $46 increase in gains from sales of Equipment and a $13 increase in interest income.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1996 and 1995.

The Partnership's income from operations for the three-month period ended June 30, 1996 decreased by $188, or 19%, compared to the same period in 1995, on total rental income of $2,887 and $3,331, respectively. The decrease in total revenue of $444, or 13%, between the two periods was primarily attributable to income from Equipment rentals, the major component of total rental income, which decreased by $329, or 11%, from 1995 to 1996. This decline was due to a decrease in average inventory of 2%, a decrease in utilization of ten percentage points, and a decrease in average daily rental rates of 2% from the three-month period ended June 30, 1995 to the comparable period ended June 30, 1996.

The balance of total revenue for the three months ended June 30, 1996 was $296 compared to $411 for the same period in 1995, a decrease of $115, or 28%. The primary component of this decrease was a decline in location income of $98. The decrease in location income is mainly due to an increase in credits given to lessees for pick-up of Equipment from less desirable locations, which was largely driven by decreased demand for Equipment.

Direct operating expenses, excluding bad debt expense, decreased by $54, or 10%, from the three-month period ended June 30, 1995 to the equivalent period in 1996. This decrease was due to a decline in maintenance expense of $41. Maintenance expense decreased due to a lower average cost to repair units during the three-month period ended June 30, 1996.

Bad debt expense decreased slightly by $11 from the three-month period ended June 30, 1995 to the same period in 1996.

General and administrative costs to affiliates decreased by 39%, or $109, in the three-month period ended June 30, 1996 compared to the same period in 1995. This decrease was primarily the result of a decline in overhead costs allocated from TEM.

Depreciation expense decreased by $46 from the three-month period ended June 30, 1996 to the equivalent period in 1995 resulting from the decrease in the Partnership's average fleet between periods. Management fees to affiliates were lower by $32 in the three-month period ended June 30, 1996 than in the same period in 1995 resulting from the decline in rental income.

Other income includes a gain on sales of Equipment of $70 for the three-month period ended June 30, 1996 compared to a gain of $34 for the three-month period ended June 30, 1995. Interest income increased by $5 from the three-month period ended June 30, 1996 to the comparable period in 1995.

Net earnings decreased from $1,031 for the three-month period ended June 30, 1995 to $884 for the three-month period ended June 30, 1996 for the reasons noted above.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1996 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning Equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Equipment, and the effect of world trade and/or general business and economic cycles on the Partnership's operations.

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

                                  TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                  (A California Limited Partnership)

                                  By Textainer Financial Services Corporation
                                  The Managing General Partner


                                  By
                                    ---------------------------------
                                       John R. Rhodes
                                       Executive Vice President




Date:   August 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                             Title                                   Date


- ----------------------------          President (Principal Executive          August 12, 1996
James E. Hoelter                      Officer) and Director


- ----------------------------          Executive Vice President                August 12, 1996
John R. Rhodes                        (Principal Financial and
                                      Accounting Officer),
                                      Secretary and Treasurer

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

                                  TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                  (A California Limited Partnership)

                                  By Textainer Financial Services Corporation
                                  The Managing General Partner


                                  By  /s/ John R. Rhodes
                                      ---------------------------
                                      John R. Rhodes
                                      Executive Vice President




Date:    August 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

 Signature                             Title                                    Date
 /s/ James E. Hoelter                  President (Principal Executive           August 12, 1996
- ----------------------                 Officer) and Director
James E. Hoelter


 /s/ John R. Rhodes                    Executive Vice President                 August 12, 1996
- ----------------------                 (Principal Financial and
 John R. Rhodes                        Accounting Officer),
                                       Secretary and Treasurer