Form 10-Q
period 1996-09-30
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 1996-11-12
CIK 853086

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549


                                    FORM 10Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

                      QUARTERLY REPORT ON FORM 10Q FOR THE
                        QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                                                 PAGE
ITEM 1.  FINANCIAL STATEMENTS.

         Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995................      3

         Statements of Earnings for the nine and three months ended
         September 30, 1996 and 1995 (unaudited)..............................................      4

         Statements of Partners' Capital for the nine months ended
         September 30, 1996 and 1995 (unaudited)..............................................      5

         Statements of Cash Flows for the nine months
         ended September 30, 1996 and 1995 (unaudited)........................................      6

         Notes to Financial Statements (unaudited)............................................      8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................................     12

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    September 30, 1996 and December 31, 1995
                             (Amounts in thousands)

                                                           1996          1995
                                                         -------       -------
                                                       (unaudited)
ASSETS
Container rental equipment, net of accumulated
   depreciation of $21,181 (1995: $19,588)               $41,328        42,977
Cash                                                         503           489
Net investment in direct financing leases (note 6)           835         1,141
Accounts receivable, net of allowance for
   doubtful accounts of $1,089 (1995: $1,303)              2,978         3,478
Due from affiliates (note 5)                               2,727         2,032
Prepaid expenses                                              --            25
                                                         -------        ------
                                                         $48,371        50,142
                                                         =======        ======
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
   Accounts payable                                      $   306           262
   Accrued liabilities                                       182           224
   Warranty claims (note 2)                                  866         1,026
   Accrued damage protection plan costs (note 3)             283           321
   Due to affiliates (note 5)                                 61           144
   Equipment purchases payable                                --           400
                                                         -------        ------
       Total liabilities                                   1,698         2,377
                                                         -------        ------
Partners' capital:
   General partners                                          (90)          (90)
   Limited partners                                       46,763        47,855
                                                         -------        ------
       Total partners' capital                            46,673        47,765
                                                         -------        ------

                                                         $48,371        50,142
                                                         =======        ======


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                             STATEMENTS OF EARNINGS

         For the nine and three months ended September 30, 1996 and 1995
       (Dollar amounts in thousands except for unit and per unit amounts)
                                   (unaudited)

                                                       NINE MONTHS      THREE MONTHS         NINE MONTHS       THREE MONTHS
                                                             ENDED             ENDED               ENDED              ENDED
                                                    SEPT. 30, 1996    SEPT. 30, 1996      SEPT. 30, 1995     SEPT. 30, 1995
                                                    --------------    --------------      --------------     --------------
Rental income                                           $    8,837             2,831               9,997              3,278
                                                        ----------        ----------          ----------         ----------
Costs and expenses:
      Direct container expenses                              1,345               423               1,405                427
      Bad debt (benefit) provision                            (130)              (72)                546                392
      Depreciation                                           3,010               996               3,188              1,067
      Professional fees                                         22                 6                  30                  6
      Management fees to affiliates (note 5)                   806               262                 891                294
      General and administrative costs                         524               155                 782                247
        to affiliates (note 5)
      Other general and administrative costs                   150                55                 130                 39
                                                        ----------        ----------          ----------         ----------
                                                             5,727             1,825               6,972              2,472
                                                        ----------        ----------          ----------         ----------
      Income from operations                                 3,110             1,006               3,025                806
                                                        ----------        ----------          ----------         ----------
Other income:
      Interest income                                           36                 5                  29                 11
      Gain on sales of equipment                               292               125                 329                208
                                                        ----------        ----------          ----------         ----------
                                                               328               130                 358                219
                                                        ----------        ----------          ----------         ----------
      Net earnings                                      $    3,438             1,136               3,383              1,025
                                                        ==========        ==========          ==========         ==========
Allocation of net earnings (note 5):
      General partners                                          47                15                  45                 15
      Limited partners                                       3,391             1,121               3,338              1,010
                                                        ----------        ----------          ----------         ----------
                                                        $    3,438             1,136               3,383              1,025
                                                        ==========        ==========          ==========         ==========

Limited partners' per unit share                        $     0.91        $     0.30          $     0.89         $     0.27
  of net earnings
Limited partners' per unit share                        $     1.20        $     0.40          $     1.20         $     0.40
  of distributions
Weighted average number of limited
  partnership units outstanding                          3,728,521         3,727,852           3,735,703          3,732,916
                                                        ==========        ==========          ==========         ==========


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL

              For the nine months ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)

                                          PARTNERS' CAPITAL
                                    ---------------------------------
                                    GENERAL      LIMITED        TOTAL
                                    -------      -------        -----
Balances at January 1, 1995          $(90)       49,458        49,368

Distributions                         (45)       (4,483)       (4,528)

Redemptions (note 8)                   --           (87)          (87)

Net earnings                           45         3,338         3,383
                                     ----        ------        ------

Balances at September 30, 1995       $(90)       48,226        48,136
                                     ====        ======        ======

Balances at January 1, 1996          $(90)       47,855        47,765

Distributions                         (47)       (4,474)       (4,521)

Redemptions (note 8)                   --            (9)           (9)

Net earnings                           47         3,391         3,438
                                     ----        ------        ------

Balances at September 30, 1996       $(90)       46,763        46,673
                                     ====        ======        ======


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

             For the nine months ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                  (unaudited)

                                                                       1996          1995
                                                                     -------         -----
Cash flows from operating activities:
   Net earnings                                                      $ 3,438         3,383
Adjustments to reconcile net earnings to net cash
provided by operating activities:
   Depreciation                                                        3,010         3,188
   (Decrease) increase in allowance for doubtful accounts               (214)          276
   Gain on sales of container rental equipment                          (292)         (329)
   Proceeds from principal payments on direct financing leases           330           253
   Changes in assets and liabilities:
       Decrease in accounts receivable                                   645           278
       Increase in accounts payable and accrued liabilities                4           103
       (Decrease) increase in accrued damage protection plan             (38)           43
       Decrease in warranty claim payable                               (160)         (105)
       (Increase) decrease in due from affiliates, net                  (619)          486
       Decrease in prepaid expenses                                       25            27
                                                                     -------        ------
          Net cash provided by operating activities                    6,129         7,603
                                                                     -------        ------
Cash flows from investing activities:
   Proceeds from sale of container rental equipment                    1,585         1,271
   Equipment purchases                                                (3,115)       (4,206)
                                                                     -------        ------
          Net cash used in investing activities                       (1,530)       (2,935)
                                                                     -------        ------
Cash flows from financing activities:
   Redemptions of limited partnership units                               (9)          (87)
   Distributions to partners                                          (4,576)       (4,520)
                                                                     -------        ------
          Net cash used in financing activities                       (4,585)       (4,607)
                                                                     -------        ------
Net increase in cash                                                      14            61
Cash at beginning of period                                              489           635
                                                                     -------        ------
Cash at end of period                                                $   503           696
                                                                     =======        ======



See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                       STATEMENTS OF CASH FLOWS--CONTINUED

              For the nine months ended September 30, 1996 and 1995
                             (Amounts in thousands)
                                   (unaudited)


SUPPLEMENTAL DISCLOSURES:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of equipment purchases, distributions to partners and proceeds from sale of Equipment which had not been paid or received by the Partnership as of September 30, 1996 and 1995, and December 31, 1995 and 1994, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1995.

                                                   Sept. 30,    Dec. 31,   Sept. 30,   Dec. 31,
                                                     1996         1995       1995        1994
                                                   ---------    --------   ---------   --------
Equipment purchases included in:
     Due to affiliates .........................    $  21          85          99          27
     Equipment purchases payable ...............       --         400       1,483         599

Distributions to partners included in:
     Due to affiliates .........................       10          63          27          18
     Accounts payable and accrued liabilities...       78          80          82          83

Proceeds from sale of Equipment included in:
     Due from affiliates .......................      446         404         430         346
     Accounts receivable .......................       18          87         652          54

The following table summarizes the amounts of equipment purchases, distributions to partners, and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1995.

                                                1996         1995
                                               ------       ------
Equipment purchases recorded ..............    $2,651        5,162
Equipment purchases paid ..................     3,115        4,206

Distributions to partners declared ........     4,521        4,528
Distributions to partners paid ............     4,576        4,520

Proceeds from sale of Equipment recorded...     1,558        1,953
Proceeds from sale of Equipment received...     1,585        1,271


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
       (Dollar amounts in thousands except for unit and per unit amounts)
                                   (unaudited)

NOTE 1.   GENERAL

     Textainer Equipment Income Fund II, L.P. (the Partnership) is a California Limited Partnership formed in 1989. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1996 and December 31, 1995, and the results of its operations, changes in partners' capital, and cash flows for the nine- and three-month periods ended September 30, 1996 and 1995, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1995.

     Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications of prior year amounts have been made in order to conform with the 1996 financial statement presentation.

     For the nine months ended September 30, 1996, the revenue from one lessee accounted for 10.87% of the Partnership's revenues. No other single lessee accounted for more than 10% of the Partnership's revenues and it is not anticipated that the loss of any single customer or small group of customers, would have a material adverse effect on the business of the Partnership.

NOTE 2.  WARRANTY CLAIMS

     During 1992, 1993, and 1995, the Partnership settled warranty claims against an Equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining estimated useful lives of the applicable Equipment (between six and seven years), reducing maintenance and repair costs over that time. At September 30, 1996 and December 31, 1995, the unamortized portion of the settlement amounts was $866 and $1,026, respectively.

NOTE 3.   DAMAGE PROTECTION PLAN

     The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated repair costs. At September 30, 1996 and December 31, 1995, this reserve was equal to $283 and $321, respectively.

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE 4.   ACQUISITION OF EQUIPMENT

     During the nine-month periods ended September 30, 1996 and 1995, the Partnership purchased Equipment with a cost of $2,651 and $5,162, respectively.

NOTE 5.  TRANSACTIONS WITH AFFILIATES

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $145 and $204 of equipment acquisition fees as a component of Equipment costs during the nine-month periods ended September 30, 1996 and 1995, respectively. The Partnership incurred $188 and $63, respectively, of incentive management fees during the nine- and three-months periods ended September 30, 1996, and $189 and $63 for the comparable periods ended September 30, 1995. No equipment liquidation fees were incurred during the first nine-month periods of 1996 or 1995.

     The Equipment is managed by TEM. Prior to the sale of the Partnership's storage fleet during 1995, TEM had entered into an agreement with its wholly-owned subsidiary Textainer Storage Services (TSS) to manage storage containers owned by the Partnership and other owners (note 9). In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Equipment. Additionally, TEM holds, for payment of direct operating expenses, a reserve of cash that has been collected from Equipment leasing operations; such cash is included in the amount due from affiliates at September 30, 1996 and December 31,1995.

     Subject to certain reductions, TEM receives a monthly Equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. Such fees are either retained by TEM or, prior to the sale of the storage fleet, such fees allocable to TSS, if any, were passed through to TSS by TEM for services rendered. For the nine- and three-month periods ended September 30, 1996, these fees totaled $618 and $199, respectively, and $702 and $231 for the comparable periods ended September 30, 1995. The Equipment is or was leased by TEM and TSS to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating leases with limited terms and no purchase option.

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

     Certain indirect general and administrative costs incurred in performing administrative services necessary to the operation of the Partnership are borne by TEM and, prior to the sale of the storage fleet, TSS. Such costs are allocated to the Partnership based on the ratio of the Partnership's interest in managed Equipment to the total equipment managed by TEM and TSS. Indirect general and administrative costs allocated to the Partnership were $459 and $135 for the nine- and three-month periods ended September 30, 1996, respectively, and $672 and $213 for the comparable periods ended September 30, 1995.

     TFS, in its capacity as managing general partner, also incurred general and administrative costs of $65 and $20 for the nine- and three-month periods ended September 30, 1996, respectively, and $110 and $34 for the comparable periods ended September 30, 1995, which were reimbursed by the Partnership.

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

     At September 30, 1996 and December 31, 1995, due from and to affiliates are comprised of:

                                                         1996          1995
                                                        ------         -----
                  Due from affiliates:
                     Due from TEM and TSS .......       $2,727         2,032
                                                        ======         =====
                  Due to affiliates:
                     Due to TFS .................       $   26            47
                     Due to TGH .................           --             2
                     Due to TAS .................           21            77
                     Due to TCC .................           13            10
                     Due to TL ..................            1             8
                                                        ------         -----
                                                        $   61           144
                                                        ======         =====

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and collection of net rental revenues from TEM and TSS.

NOTE 6.  DIRECT FINANCING LEASES

      The components of the net investment in direct financing leases as of September 30, 1996 and December 31, 1995 are as follows:

                                                                        1996       1995
                                                                       ------      -----
                  Future minimum lease payments receivable ..          $1,172      1,620
                  Residual value ............................               4          4
                  Less: unearned income .....................            (341)      (483)
                                                                       ------      -----

                  Net investment in direct financing leases..          $  835      1,141
                                                                       ======      =====


                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



     The following is a schedule by year of minimum lease payments receivable under the fourteen direct financing leases as of September 30, 1996:

                        Year ending September 30:
                         1997 .......................................   $  478
                         1998 .......................................      275
                         1999 .......................................      225
                         2000 .......................................      185
                         2001 .......................................        9
                                                                        ------
                         Total minimum lease payments receivable ....   $1,172
                                                                        ======

      Rental income includes income from direct financing leases of $180, $51, $110 and $48 for the nine- and three-month periods ended September 30, 1996 and 1995, respectively.

NOTE 7.  RENTALS UNDER OPERATING LEASES

     The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of September 30, 1996:

                        Year ending September 30:
                        1997 ........................................    $451
                        1998 ........................................      57
                        1999 ........................................       1
                                                                         ----
                        Total minimum future rentals receivable .....    $509
                                                                         ====

NOTE 8.  REDEMPTIONS

     The following redemption offerings were consummated by the Partnership during the nine-month period ended September 30, 1996:

                                                                 AVERAGE
                                           UNITS REDEEMED    REDEMPTION PRICE   AMOUNT PAID
                                           --------------    ----------------   -----------
       Balance at December 31, 1995            21,126            $11.77             $249

       Quarter ended:
             March 31, 1996 ............          250            $ 9.44                2
             September 30, 1996 ........          771            $ 9.12                7
                                               ------                               ----

       Balance at September 30, 1996 ...       22,147            $11.64             $258
                                               ======                               ====

     The redemption price is fixed by formula and varies depending on the length of time the units have been outstanding.

NOTE 9.  SALE OF STORAGE FLEET

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       (Dollar amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the nine- and three-month periods ended September 30, 1996 and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

LIQUIDITY AND CAPITAL RESOURCES

From November 8, 1989 until January 15, 1991, the Partnership was involved in the offering of limited partnership interests to the public. On January 15, 1991 the Partnership received its maximum subscription amount of $75,000.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time the units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. The Partnership redeemed 1,021 units for a total dollar amount of $9 during the nine-month period ended September 30, 1996. From the inception of the Partnership through September 30, 1996, the Partnership has redeemed a total of 22,147 units for $258, representing an average redemption price of $11.64. The Partnership has used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flows from operations prior to its distribution or reinvestment in additional Equipment in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions, or (ii) $100. At September 30, 1996, the Partnership's cash of $503 was primarily invested in a market-rate account.

During the nine-month period ended September 30, 1996, the Partnership declared cash distributions to limited partners, pertaining to the period from December 1995 through August 1996, in the amount of $4,474. These distributions represent a return of 8% of original capital (measured on an annualized basis) on each unit. On a GAAP basis, $1,083 of these distributions was a return of capital and the balance was from net earnings. On a cash basis, all of these distributions were from operations.

For the nine-month periods ended September 30, 1996 and 1995, the Partnership had net cash provided by operating activities of $6,129 and $7,603, respectively. This decline was primarily due to a decrease in rental income and an increase in due from affiliates, tempered by an increase in accounts receivable from operations. The decrease in rental income resulted primarily from a lower utilization rate and drop in rental rates for the Partnership's Equipment. Increase in due from affiliates reflects timing differences in the accrual and payment of net rental revenues, fees and other expenses to or from TEM and affiliates. The average collection period of accounts receivable from operations increased slightly from 125 days for the nine-month period ended September 30, 1995 to 126 days for the comparable period in 1996.

The Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, in part due to the delivery of new, large capacity ships. This over-capacity has caused shipping lines to reduce freight rates and has affected the profitability of their business, resulting in the need to reduce costs. This is producing downward pressure on lease rates. Delays in the remittance of rental payments, and in extreme cases, bankruptcy of some shipping lines may occur if profitability continues to erode. As noted above and discussed more fully below under "Results of Operations", utilization rates have reflected a lower demand for containers, and this over-capacity could also further affect utilization.

Net cash used in investing activities (the purchase and sale of Equipment) for the nine-month period ended September 30, 1996 was $1,530 compared to $2,935 for the same period in 1995. This difference reflects the fact that, on a cash basis, the Partnership bought less Equipment during the first three quarters of 1996 than in the same period in 1995. The Partnership believes that these differences reflect normal fluctuations in Equipment sales and purchases. The Partnership has a significant amount of used Equipment in its portfolio and expects to sell this Equipment periodically when it reaches the end of its useful marine life. Consistent with its investment objectives, and the General Partners' determination that the Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from equipment sales in additional Equipment.

RESULTS OF OPERATIONS

The Partnership's operations, which consist of rental income, Equipment depreciation, direct operating expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the Equipment fleet (inventory) during the nine-month periods ended September 30, 1996 and 1995, as well as other factors as discussed below. The following is a summary of the size of the Equipment fleet (in units) available for lease during those periods:

                                               1996           1995
                                               ----           ----
               Opening inventory .......      18,650         18,829
               Closing inventory .......      18,190         18,778
               Average .................      18,420         18,804


The decline in the average Equipment fleet from 1995 to 1996 was due, in part, to the sale of units in 1995 which were near-term disposal candidates that had been acquired used. The sale of a higher proportion of used Equipment generally resulted in lower proceeds available for reinvestment. Additionally, during 1995, the price of new Equipment was generally higher than in 1996. The lower proceeds from the sale of a higher proportion of used Equipment, in conjunction with the rising price of new Equipment, generally resulted in the purchase of fewer units than those sold, resulting in a net decrease in the size of the Equipment fleet. These factors resulted in a slower rate of reinvestment than had been expected by the General Partners.

Rental income and direct operating expenses are also affected by lease utilization percentages for the Equipment which were 82% and 91% on average during the nine-month periods ended September 30, 1996 and 1995, respectively. In addition, rental income is affected by daily rental rates, which have also decreased as discussed below, and Equipment available for lease (average inventory).

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1996 and 1995.

The Partnership's income from operations for the nine-month periods ended September 30, 1996 and 1995 was $3,110 and $3,025, respectively, on total rental income of $8,837 and $9,997, respectively. The increase in income from operations was primarily due to a decrease in bad debt expense partially offset by a decrease in total rental income. Bad debt expense decreased due to lower reserve requirements needed for a specific lessee. Total rental income decreased by $1,160 due to a decline in income from Equipment rentals, which decreased by $1,003, or 11%, from 1995 to 1996. This decrease was primarily due to a decrease in utilization of 10%, a 2% decrease in average fleet size and a 1.6% decrease in the average daily rental rate.

Utilization began to decrease in the last quarter of 1995 and has continued to decline in the first three quarters of 1996. The General Partners believe that this softening in demand has been due, in part, to a slow-down in activity in the Asia-North America trade route. Additionally, as noted above, the Partnership's principal lessees, shipping lines, are currently experiencing over-capacity, which may adversely affect rental payments and/or rates and utilization which is likely affecting rental rates. Rental rates have also been restrained by quantity rate discounts granted to the Partnership's larger Equipment lessees.

Substantially all of the Partnership's rental income was generated from the leasing of Equipment under short-term operating leases. There were fourteen direct financing leases at September 30, 1996.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of Equipment from prime locations as adjusted by credits granted to lessees for leasing Equipment from less desirable locations (location income), income from charges to the lessees under a damage protection plan and income for handling and returning Equipment. For the nine-month period ended September 30, 1996, the total of these other revenue items decreased by $156 from the equivalent period in 1995. The primary component of this net decrease in other rental revenues was due to a decrease in location income of $218. The decline in location income is mainly due to an increase in credits given to lessees for pick-up of Equipment from less desirable locations, which was largely driven by decreased demand for Equipment as well as a decrease in drop-off charges to lessees. This decrease in drop-off charges primarily resulted from charges made to a specific lessee in the first quarter of 1995, which did not re-occur in the same period in 1996.

Direct operating expenses, excluding bad debt expense, were $1,345 in the first three quarters of 1996 compared with $1,405 for the same period in 1995. The primary component of the decline was maintenance expense, which decreased by $79. Maintenance expense decreased due to a lower average cost to repair units during the nine months ended September 30, 1996.

Bad debt expense decreased from an expense of $546 in the nine-month period ended September 30, 1995, to a benefit of $130 in the same period of 1996. The benefit recorded in 1996 was primarily due to a reduction in reserve requirements for a specific lessee as a result of a partial resolution of prior period payment problems with that lessee during the first three quarters in 1996.

Depreciation expense decreased by $178, or 6%, from the quarter ended September 30, 1995 to the same period in 1996, reflecting reduced depreciation resulting from the decrease in the Partnership's average fleet between periods.

Management fees were 9.1% and 8.9% of gross revenue, respectively, for the nine-month periods ended 1996 and 1995. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and capital raised were 2.1% of gross revenue in the nine-months ended September 30, 1996 and 1.9% of gross revenue in the comparative period in 1995. Equipment management fees were 7% of gross revenue for both periods.

General and administrative costs to affiliates decreased by 33%, or $258, in the nine-month period ended September 30, 1996 compared to the same period in 1995. This decrease was primarily the result of a decline in overhead costs allocated from TEM.

Other income provided $328 of additional income for the nine-month period ended September 30, 1996, representing a decrease of $30, or 8%, compared with the equivalent period in 1995. The decrease was attributable to a $37 decrease in gains from sales of Equipment and a $7 increase in interest income.

Net earnings per limited partnership unit increased from $0.89 for the nine-month period ended September 30, 1995 to $0.91 for the same period in 1996, reflecting the increase in net earnings from $3,383 to $3,438 for the respective periods.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1996 and 1995.

The Partnership's income from operations for the three-month period ended September 30, 1996, increased by $200, or 25%, compared to the same period in 1995, on total rental income of $2,831 and $3,278, respectively. The increase in income from operations was primarily due to a decrease in bad debt expense. Bad debt expense decreased due to lower reserve requirements needed for a specific lessee. Total revenue decreased by $447, or 14%, between the two periods which was primarily attributable to income from Equipment rentals, the major component of total rental income, which decreased by $453, or 15%, from 1995 to 1996. This decline was due to a decrease in utilization of 13%, and a decrease in average daily rental rates of 1.4% from the three-month period ended September 30, 1995 to the comparable period ended September 30, 1996.

The balance of total revenue for the three months ended September 30, 1996 was $288 compared to $282 for the same period in 1995, a decrease of $6, or 2%. The primary component of this decrease was a decline in location income of $47 partially offset by an increase in damage protection plan income of $32. The decrease in location income is mainly due to an increase in credits given to lessees for pick-up of Equipment from less desirable locations, which was largely driven by decreased demand for Equipment. The increase in DPP income is primarily due to the cancellation of this coverage by certain lessees during the first quarter in 1995.

Direct operating expenses, excluding bad debt expense, decreased slightly by $4 from the three-month period ended September 30, 1995 to the equivalent period in 1996.

Bad debt expense decreased from $392 for the three-month period ended September 30, 1995, to a benefit of $72 in the same period in 1996 for reasons noted above.

General and administrative costs to affiliates decreased by 37%, or $92, in the three-month period ended September 30, 1996 compared to the same period in 1995. This decrease was primarily the result of a decline in overhead costs allocated from TEM.

Depreciation expense decreased by $71 from the three-month period ended September 30, 1996 to the equivalent period in 1995 resulting from the decrease in the Partnership's average fleet between periods.

Management fees to affiliates were lower by $32 in the three-month period ended September 30, 1996 than in the same period in 1995 resulting from the decline in rental income.

Other income includes a gain on sales of Equipment of $125 for the three-month period ended September 30, 1996 compared to a gain of $208 for the three-month period ended September 30, 1995. Interest income decreased by $6 from the three-month period ended September 30, 1996 to the comparable period in 1995.

Net earnings per limited partnership increased from $0.27 for the three-month period ended September 30, 1995 to $0.30 for the three-month period ended September 30, 1996 for the reasons noted above.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1996 which would result in such risk materializing.

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


                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     (A California Limited Partnership)

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner


                                     By  /s/ John R. Rhodes
                                         ---------------------------------------
                                         John R. Rhodes
                                         Executive Vice President



Date:    November 14, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                 Title                                Date
---------                 -----                                ----
/s/ James E. Hoelter      President (Principal Executive       November 14, 1996
---------------------     Officer) and Director
James E. Hoelter


/s/ John R. Rhodes        Executive Vice President             November 14, 1996
---------------------     (Principal Financial and
John R. Rhodes            Accounting Officer),
                          Secretary and Treasurer
