Form 10-Q
period 1997-03-31
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 1997-05-13
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 1997.

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



                  For the quarterly period ended March 31, 1997


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

                      Quarterly Report on Form 10Q for the
                          Quarter Ended March 31, 1997

                                Table of Contents

                                                                                                        Page


          Item 1.  Financial Statements

                   Balance Sheets - March 31, 1997 (unaudited) and December 31, 1996....................    3

                   Statements of Earnings for the three months ended
                   March 31, 1997 and 1996 (unaudited)..................................................    4

                   Statements of Partners' Capital for the three months ended
                   March 31, 1997 and 1996 (unaudited)..................................................    5

                   Statements of Cash Flows for the three months
                   ended March 31, 1997 and 1996 (unaudited)............................................    6

                   Notes to Financial Statements (unaudited)............................................    8


          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations............................................................   13




                   TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                     (a California limited partnership)

                               Balance Sheets

                     March 31, 1997 and December 31, 1996
                            (Amounts in thousands)


                                                                                1997                   1996
                                                                           ---------------        ---------------
                                                                            (unaudited)
Assets
Container rental equipment, net of accumulated
    depreciation of $23,487 (1996:  $21,660)                             $         40,365                 39,408

Cash                                                                                1,578                  1,655

Net investment in direct financing leases (note 7)                                    594                    695

Accounts receivable, net of allowance
    for doubtful accounts of $1,030 (1996:  $1,073)                                 2,880                  3,126

Due from affiliates, net (note 5)                                                     447                  1,601

Prepaid expenses                                                                       19                     25
                                                                           ---------------        ---------------

                                                                         $         45,883                 46,510
                                                                           ===============        ===============
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $            293                    314

   Accrued liabilities                                                                120                    168

   Accrued damage protection plan costs (note 2)                                      223                    263

   Warranty claims (note 3)                                                           759                    812

   Equipment purchases payable                                                        761                    426
                                                                           ---------------        ---------------
      Total liabilities
                                                                                    2,156                  1,983
                                                                           ---------------        ---------------

Partners' capital:
   General partners                                                                  (90)                   (90)

   Limited partners                                                                43,817                 44,617
                                                                           ---------------        ---------------

      Total partners' capital                                                      43,727                 44,527
                                                                           ---------------        ---------------

Commitments (note 9)
                                                                         $         45,883                 46,510
                                                                           ===============        ===============

See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (a California limited partnership)

                            Statements of Earnings

               For the three months ended March 31, 1997 and 1996 (Dollar amounts in thousands except for unit and per unit amounts)
                                  (unaudited)

                                                                          1997                1996
                                                                     ----------------    ----------------

Rental Income                                                      $           2,524       $       3,119
                                                                     ----------------    ----------------

Costs and expenses:
   Direct container expenses                                                     396                 433

   Bad debt benefit                                                              (11)               (146)

   Depreciation                                                                1,007               1,002

   Professional fees                                                               7                   9

   Management fees to affiliates (note 5)                                        237                 279

   General and administrative costs to affiliates (note 5)                       179                 200

   Other general and administrative costs                                         33                  37
                                                                     ----------------    ----------------

                                                                               1,848               1,814
                                                                     ----------------    ----------------

   Income from operations                                                        676               1,305
                                                                     ----------------    ----------------

Other income:
   Interest income                                                                25                  16

   Gain on sale of equipment                                                       6                  97
                                                                     ----------------    ----------------

                                                                                  31                 113
                                                                     ----------------    ----------------

   Net earnings                                                    $             707               1,418
                                                                     ================    ================

Allocation of net earnings (note 5):
   General partners                                                $              15                  16

   Limited partners                                                              692               1,402
                                                                     ----------------    ----------------

                                                                   $             707               1,418
                                                                     ================    ================

Limited partners' per unit share
   of net earnings                                                 $            0.19                0.38
                                                                     ================    ================

Limited partners' per unit share
   of distributions                                                $            0.40                0.40
                                                                     ================    ================

Weighted average number of limited
   partnership units outstanding                                           3,726,977           3,728,623
                                                                     ================    ================

See accompanying notes to financial statements

                TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                   (a California limited partnership)

                     Statements of Partners' Capital

           For the three months ended March 31, 1997 and 1996
                          (Amounts in thousands)
                                (unaudited)

                                                                        Partners' Capital
                                                    ----------------------------------------------------------
                                                      General               Limited                Total
                                                    -------------       ----------------       ---------------

Balances at January 1, 1996                       $         (90)                 47,855                47,765

Distributions                                               (16)                (1,491)               (1,507)

Redemptions (note 8)                                           -                    (2)                   (2)

Net earnings                                                  16                  1,402                 1,418
                                                    -------------       ----------------       ---------------

Balances at March 31, 1996                        $         (90)                 47,764                47,674
                                                    =============       ================       ===============

Balances at January 1, 1997                       $         (90)                 44,617                44,527

Distributions                                               (15)                (1,491)               (1,506)

Redemptions (note 8)                                           -                    (1)                   (1)

Net Earnings                                                  15                    692                   707
                                                    -------------       ----------------       ---------------

Balances at March 31, 1997                        $         (90)                 43,817                43,727
                                                    =============       ================       ===============


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (a California limited partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                                                         1997              1996
                                                                                     --------------   ---------------
Cash flows from operating activities:
   Net earnings                                                                    $           707             1,418

   Adjustments  to  reconcile  net  earnings to net cash  provided by  operating activities:
        Depreciation                                                                         1,007             1,002

        Decrease in allowance for doubtful accounts                                           (43)             (179)

        Gain on sale of equipment                                                              (6)              (97)

        Changes in assets and liabilities:
           Decrease in accounts receivable                                                     289               704

           Proceeds from principal payments of direct financing leases                          69               106

           Decrease in due from affiliates, net                                              1,209                21

           (Decrease) increase in accounts payable and accrued liabilities                    (66)                95

           Decrease in accrued damage protection plan costs                                   (40)              (33)

           Decrease in warranty claims                                                        (53)              (54)

           Decrease in prepaid expenses                                                          6                 8
                                                                                     --------------   ---------------

              Net cash provided by operating activities                                      3,079              2,991
                                                                                     --------------   ---------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                             486               531

   Equipment purchases                                                                     (2,128)           (1,096)
                                                                                     --------------   ---------------

              Net cash used in investing activities                                        (1,642)             (565)
                                                                                     --------------   ---------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                    (1)               (2)

   Distributions to partners                                                               (1,513)           (1,504)
                                                                                     --------------   ---------------

              Net cash used in financing activities                                        (1,514)           (1,506)
                                                                                     --------------   ---------------

Net (decrease) increase in cash                                                               (77)               920

Cash at beginning of period                                                                  1,655               489
                                                                                     --------------   ---------------

Cash at end of period                                                              $         1,578             1,409
                                                                                     ==============   ===============


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A California limited partnership)

                       Statements of Cash Flows--Continued

               For the three months ended March 31, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment which had not been paid or received by the Partnership as of March 31, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996.

                                                                  Mar. 31        Dec. 31        Mar. 31     Dec. 31
                                                                     1997           1996           1996        1995
                                                                  -------        -------        -------     -------
Equipment purchases included in:
   Due to affiliates..........................................    $    63            27             58           85
   Equipment purchases payable................................        761           426          1,057          400

Distributions to partners included in:
   Due to affiliates..........................................          6            10             67           63
   Accounts payable and accrued liabilities...................         74            77             79           80

Proceeds from sale of Equipment included in:
   Accounts receivable........................................          -             -             54           87
   Due from affiliates........................................        585           498            455          404

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996.

                                                                                                  1997         1996
                                                                                                  ----         ----
Equipment purchases recorded...................................................................$ 2,499         1,726
Equipment purchases paid........................................................................ 2,128         1,096

Distributions to partners declared.............................................................. 1,506         1,507
Distributions to partners paid.................................................................. 1,513         1,504

Proceeds from sale of Equipment recorded........................................................   573           549
Proceeds from sale of Equipment received........................................................   486           531


See accompanying notes to financial statements

                   TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A California limited partnership)

                          Notes to Financial Statements

                                 March 31, 1997
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)

Note 1.  General

     Textainer Equipment Income Fund II, L.P. (the Partnership) is a California Limited Partnership formed in 1989. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital, and cash flows for the three-month periods ended March 31, 1997 and 1996, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1996.

     Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.  Damage Protection Plan

     The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At March 31, 1997 and December 31, 1996, this reserve was equal to $223 and $263, respectively.


Note 3.  Warranty Claims

     During 1992, 1993 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining estimated useful lives of the applicable Equipment (between six and seven years), reducing maintenance and repair costs over that time. At March 31, 1997 and December 31, 1996, the unamortized portion of the settlement amounts was equal to $759 and $812, respectively.

Note 4.  Acquisition of Equipment

     During  the  three-month  periods  ended  March  31,  1997  and  1996,  the
     Partnership   purchased  Equipment  with  a  cost  of  $2,499  and  $1,726, respectively.


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

     In accordance with the Partnership Agreement, and subject to the special allocations described therein, net earnings or losses and partnership distributions are generally allocated 1% to the General Partners and 99% to the limited partners with the exception of gross income, as defined in the Partnership Agreement. Gross income is allocated to the General Partners to the extent that their partners' capital accounts deficits exceed the portion of syndication and offering costs allocated to them. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $103 and $51 of equipment acquisition fees as part of Equipment costs for the three-month periods ended March 31, 1997 and 1996, respectively, and incurred $63 of incentive management fees in both periods. No equipment liquidation fees were incurred in either period.

     The Partnership's Equipment is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates at March 31, 1997 and December 31,1996.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. For the three-month periods ended March 31, 1997 and 1996 these fees totaled $174 and $216, respectively. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating master leases with limited terms and no purchase option.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TFS and TEM. During the three-month periods ended March 31, 1997 and 1996, costs allocated to the Partnership for salaries were $91 and $98, respectively and other general and administrative costs were $88 and $102, respectively. TEM allocates these costs based on the ratio of the Partnership's interest in managed Equipment to the total
     Equipment managed by TEM during the period. Indirect general and administrative costs allocated to the Partnership by TEM were $157 and $163 for the three-month periods ended March 31, 1997 and 1996, respectively.

     TFS allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. TFS allocated $22 and $37 of these indirect costs to the Partnership during the three-month periods ended March 31, 1997 and 1996, respectively.

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

     At March 31, 1997 and December 31, 1996, due from affiliates, net is comprised of:

                                                                           1997               1996
                                                                           ----               ----
                 Due from affiliates:
                     Due from TEM.............................            $ 553              1,665
                                                                           ====              =====

                  Due to affiliates:
                     Due to TFS...............................            $  29                 27
                     Due to TL................................                1                  1
                     Due to TAS...............................               61                 27
                     Due to TCC...............................               15                  9
                                                                           ----              -----
                                                                          $ 106                 64
                                                                           ====              =====

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

     It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest charged on intercompany balances for the three-month period ended March 31, 1997 or 1996.

Note 6.  Rentals Under Operating Leases

     The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of March 31, 1997:

         Year ending March 31:

         1998.............................................        $ 389
         1999.............................................           17
         2000.............................................            1
                                                                    ---
         Total minimum future rentals receivable..........        $ 407
                                                                    ===

Note 7.  Direct Financing Leases

     The components of the net investment in direct financing leases as of March 31, 1997 and December 31, 1996 are as follows:

                                                                            1997              1996
                                                                            ----              ----
                  Future minimum lease payments receivable..........       $ 828               967
                  Residual value ...................................           3                 4
                  Less: unearned income ............................        (237)             (276)
                                                                            ----              ----

                  Net investment in direct financing leases ........       $ 594               695
                                                                            ====              ====

     The following is a schedule by year of minimum lease payments receivable under the eight direct financing leases as of March 31, 1997:

                         1998.................................................             $   285
                         1999.................................................                 234
                         2000.................................................                 220
                         2001.................................................                  89
                                                                                               ---

                         Total minimum lease payments receivable..............             $   828
                                                                                               ===

     Rental income for the three-month periods ended March 31, 1997 and 1996 includes $64 and $67, respectively, of income from direct financing leases.

Note 8.  Redemptions

     The following redemption offerings were consummated by the Partnership during the three-month period ended March 31, 1997:

                                                      Units                Average
                                                     Redeemed          Redemption Price             Amount Paid
                                                     --------          ----------------             -----------
             Balance at December 31, 1997..........    22,897               $11.56                     $ 265

             Quarter ended:
                March 31, 1997.....................       126               $ 8.71                         1
                                                       ------                                           ----

             Partnership to date...................    23,023               $11.55                     $ 266
                                                       ======                                           ====


     The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.

Note 9.  Commitments

     At March 31, 1997, the Partnership has committed to purchase 380 new containers at an approximate total purchase price of $1,178 which includes acquisition fees of $56. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase this Equipment on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From November 8, 1989 until January 15, 1991, the Partnership was involved in the offering of limited partnership interests to the public. On January 15, 1991 the Partnership received its maximum subscription amount of $75,000.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the quarter ended March 31, 1997, the Partnership redeemed 126 units for a total of $1.

The Partnership invests working capital and cash flow from operations prior to its distribution or reinvestment in additional Equipment in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or (ii) $100. At March 31, 1997, the Partnership's cash of $1,578 was primarily invested in a market-rate account.

During the quarter ended March 31, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through February 1997, in the amount of $1,491. These distributions represent 8% of original capital (measured on an annualized basis) on each unit. Of these distributions, on a GAAP basis, $799 was a return of capital and the balance was from net earnings. On a cash basis, all of these distributions were from operations.

At March 31, 1997, the Partnership had committed to purchase 380 new containers at an approximate total purchase price of $1,178, which includes acquisition fees of $56. At March 31, 1997, the Partnership had sufficient cash on hand to meet these commitments. In the event the Partnership decides not to purchase the Equipment, one of the General Partners or an affiliate of the General Partners will retain the Equipment for its own account.

For the quarters ended March 31, 1997 and 1996, the Partnership had net cash provided by operating activities of $3,079 and $2,991, respectively. The increase over the prior period was primarily attributable to a decrease in due from affiliates, net, offset by decreases in net earnings and accounts receivable from operations. The decrease in due from affiliates, net was due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues. The decrease in net earnings of 50% in the first quarter of 1997 compared to the first quarter of 1996 was primarily due to a 19% decrease in rental revenues. The decrease in rental revenues between periods was due to a decline in utilization, rental rates and fleet size. These decreases are discussed more fully below under "Results of Operations". Accounts receivable from operations decreased primarily due to the decrease in rental income. Notwithstanding this reduction, the average collection period of accounts receivable from operations increased from 116 days to 139 days for the three-month periods ended March 31, 1996 and 1997, respectively.

As explained below under "Results of Operations", demand for leased containers has declined, and this decline has affected the Partnership's financial condition.

Net cash used in investing activities (the purchase and sale of rental equipment) for the quarter ended March 31, 1997 was $1,642 compared to $565 for the same period in 1996. This difference reflects that, on a cash basis, the Partnership purchased more Equipment in the first quarter of 1997 than in the same period in 1996. The General Partners believe that these differences reflect normal fluctuations in equipment sales and purchases. Moreover, the Partnership has used Equipment in its portfolio and expects to sell this Equipment periodically when it reaches the end of its useful marine life. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional Equipment purchases may not, however, equal the number of units sold.

Results of Operations

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet (inventory) during the three-month periods ended March 31, 1997 and 1996. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                                         1997           1996
                                                         ----           ----

               Opening inventory...................     18,016         18,650
               Closing inventory...................     18,081         18,678
               Average.............................     18,049         18,664


The decline in the average container fleet of 3% from the three-months ended March 31, 1996 to the equivalent period in 1997 was primarily due to the sale of certain Equipment. Although sales proceeds were used to purchase new Equipment, fewer units were bought than sold, resulting in a net decrease in the size of the Equipment fleet. These factors resulted in a slower rate of reinvestment than has been expected by the General Partners and which is currently expected to continue. Moreover, the decline in the container fleet contributed to an overall decline in rental income from the three month period ended March 31, 1996 to the same period in 1997, and future declines in the fleet can be expected to have a similar effect on rental income.

Rental income and direct container expenses are also affected by lease utilization percentages for the equipment which were 74% and 83% on average during the quarters ended March 31, 1997 and 1996, respectively. In addition, rental income is affected by daily rental rates, which declined.

The following is a comparative analysis of the results of operations for the quarters ended March 31, 1997 and 1996.

The Partnership's income from operations for the quarters ended March 31, 1997 and 1996 was $676 and $1,305, respectively, on total rental income of $2,524 and $3,119, respectively. The largest component of total rental income is income from container rentals, which decreased by $473, or 18%, from 1996 to 1997. Income from container rentals is largely dependent on three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average on-hire utilization decreased 11%, average fleet size decreased 3% and average daily rental rates decreased by 3%.

Container utilization began to decline in late 1995 and that decline persisted throughout 1996 and into 1997. The General Partners believe that this decrease in demand for leased containers is the result of adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; and (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. The container ship over-capacity in particular led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to downward pressure on container lease rates, a decline in utilization of leased containers, and an increase in leasing incentives and other discounts being granted to shipping lines by container lessors, further eroding Partnership profitability. The decline in demand for leased containers has been accompanied by a drop in the purchase price of new containers. For the near term, the General Partners do not foresee any changes in current market conditions and caution that both utilization and lease rates could continue to decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's equipment under short-term operating leases. There were eight direct financing leases at March 31, 1997.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from less desirable locations (location income), income from charges to the lessees under a damage protection plan and income for handling and returning containers. For the quarter ended March 31, 1997, the total of these other revenue income items decreased by $122 from the equivalent period in 1996. The primary component of this net decrease in other rental income was due to a decrease in location income of $118 which was largely due to lower demand, which drove drop off charges to lessees down and increased credits to lessees for picking up units at less desirable locations.

Direct container expenses, excluding bad debt benefit, were $396 for the three months ended March 31, 1997 as compared to $433 for the same period in 1996. The decrease was primarily due to a decrease in maintenance expense, partially offset by an increase in storage cost. Accrued maintenance expense and expenses accrued under the damage protection plan decreased by $82 primarily due to the decrease in the average number of units requiring repairs from March 31, 1996 to the same period in 1997, coupled with a slight decrease in the average repair costs per unit between the two periods. The increase in storage cost of $97 was due to the decline in utilization for the three months ended March 31, 1997 compared to the same period in 1996.

Bad debt benefit decreased from $146 in the first quarter of 1996 to $11 in the same period of 1997. The benefit recorded in 1996 was primarily due to a reduction in reserve requirements for a specific lessee as a result of a partial resolution of payment problems with that lessee during the first quarter of 1996. The benefit recorded in the first quarter of 1997 was mainly due to an adjustment recorded to reduce an overaccrued reserve for one lessee.

Depreciation expense was $1,007 for the three months ended March 31, 1997, consistent with depreciation expense of $1,002 for the same period in 1996. Depreciation expense remained consistent between periods, despite a 3% decrease in fleet size, primarily due to there being fewer fully depreciated containers in the fleet in the first quarter of 1997 compared to the same period in 1996.

Management fees to affiliates decreased $42 or 15%, from the three months ended March 31, 1996 to the comparable period in 1997, primarily due to a decrease in equipment management fees. Equipment management fees, which are based primarily on gross revenues decreased $42 due to the decrease in rental income and were 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentages and partners' capital, were $63 for both periods.

General and administrative costs to affiliates decreased by 11%, or $21, in the quarter ended March 31, 1997 compared to the same period in 1996. The decrease was primarily the result of a decline in overhead costs allocated from TEM and TFS during these periods.

Other income provided $31 of additional income for the quarter ended March 31, 1997, representing an decrease of $82, or 73%, over the equivalent period in 1996. The decrease was attributable to a $91 decrease in gain on sale of Equipment offset by a $9 increase in interest income.

Net earnings per limited partnership unit decreased from $0.38 for the quarter ended March 31, 1996 to $0.19 for the same period in 1997, reflecting the decrease in net earnings from $1,418 to $707 for the respective periods.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1997 which would result in such risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning Equipment after it comes off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the Equipment, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business.

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


                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     (A California limited partnership)

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner


                                     By  ________________________________
                                         John R. Rhodes
                                         Executive Vice President



Date:   May 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                      Date



                                         Executive Vice President                   May 13, 1997
-------------------------------          (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary


                                         President (Principal Executive             May 13, 1997
-------------------------------          Officer) and Director
James E. Hoelter



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


                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     (A California limited partnership)

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner


                                     By    /s/ John R. Rhodes
                                        -------------------------------
                                        John R. Rhodes
                                        Executive Vice President



Date:    May 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                        Date



/s/ John R. Rhodes                       Executive Vice President                     May 13, 1997
-------------------------------          (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary


/s/ James E. Hoelter                     President (Principal Executive               May 13, 1997
-------------------------------          Officer) and Director
James E. Hoelter
