Form 10-Q
period 1997-06-30
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 1997-08-13
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 1997.

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



                  For the quarterly period ended June 30, 1997


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

                      Quarterly Report on Form 10Q for the
                           Quarter Ended June 30, 1997

                                Table of Contents


                                                                                                 Page

Item 1.  Financial Statements

         Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996.....................    3

         Statements of Earnings for the six and three months ended
         June 30, 1997 and 1996 (unaudited)...................................................    4

         Statements of Partners' Capital for the six months ended
         June 30, 1997 and 1996 (unaudited)...................................................    5

         Statements of Cash Flows for the six months
         ended June 30, 1997 and 1996 (unaudited).............................................    6

         Notes to Financial Statements (unaudited)............................................    8


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................................   13


                      TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                         (a California Limited Partnership)

                                   Balance Sheets

                        June 30, 1997 and December 31, 1996
                               (Amounts in thousands)


                                                                                1997                   1996
                                                                           ---------------        ---------------
                                                                            (unaudited)
Assets
Container rental equipment, net of accumulated
    depreciation of $22,872 (1996:  $21,660)                             $         40,027                 39,408
Cash                                                                                  822                  1,655
Net investment in direct financing leases (note 7)                                    562                    695
Accounts receivable, net of allowance
    for doubtful accounts of $1,070 (1996:  $1,073)                                 3,033                  3,126
Due from affiliates, net (note 5)                                                     297                  1,601
Prepaid expenses                                                                       12                     25
                                                                           ---------------        ---------------
                                                                         $         44,753                 46,510
                                                                           ===============        ===============
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $            378                    314
   Accrued liabilities                                                                195                    168
   Accrued damage protection plan costs (note 2)                                      212                    263
   Warranty claims (note 3)                                                           706                    812
   Equipment purchases payable                                                        750                    426
                                                                           ---------------        ---------------
      Total liabilities                                                             2,241                  1,983
                                                                           ---------------        ---------------

Partners' capital:
   General partners                                                                   (90)                   (90)
   Limited partners                                                                42,602                 44,617
                                                                           ---------------        ---------------
      Total partners' capital                                                      42,512                 44,527
                                                                           ---------------        ---------------
                                                                         $         44,753                 46,510
                                                                           ===============        ===============

See accompanying notes to financial statements

                      TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                         (a California Limited Partnership)

                             Statements of Earnings

                For the six and three months ended June 30, 1997 and 1996 (Dollar amounts in thousands except for unit and per unit amounts)
                                   (unaudited)


                                             Six months        Three months         Six months        Three months
                                                  Ended               Ended              Ended               Ended
                                          June 30, 1997       June 30, 1997      June 30, 1996       June 30, 1996
                                         --------------------------------------------------------------------------

Rental income                          $         5,072               2,548              6,006               2,887
                                         ---------------    ----------------    ---------------    ----------------

Costs and expenses:
   Direct container expenses                       950                 553                922                 489
   Bad debt expense (benefit)                       52                  64                (58)                 88
   Depreciation                                  2,284               1,277              2,014               1,012
   Professional fees                                16                   9                 16                   7
   Management fees to affiliates (note 5)          479                 242                544                 265
   General and administrative costs                352                 173                369                 169
      to affiliates (note 5)
   Other general and administrative costs           63                  30                 95                  58
                                         ---------------    ----------------    ---------------    ----------------
                                                 4,196               2,348              3,902               2,088
                                         ---------------    ----------------    ---------------    ----------------
   Income from operations                          876                 200              2,104                 799
                                         ---------------    ----------------    ---------------    ----------------

Other income:
   Interest income                                  42                 17                  31                 15
   Gain on sale of equipment                        81                 75                 167                 70
                                         ---------------    ----------------    ---------------    ----------------
                                                   123                 92                 198                 85
                                         ---------------    ----------------    ---------------    ----------------
   Net earnings                        $           999                292               2,302                884
                                         ===============    ================    ===============    ================

Allocation of net earnings (note 5):
   General partners                    $            31                 16                  32                 16
   Limited partners                                968                276               2,270                868
                                         ---------------    ----------------    ---------------    ----------------
                                       $           999                292               2,302                884
                                         ===============    ================    ===============    ================

Limited partners' per unit share
   of net earnings                     $          0.26                0.07               0.61                0.23
                                         ===============    ================    ===============    ================

Limited partners' per unit share
   of distributions                    $          0.80                0.40               0.80                0.40
                                         ===============    ================    ===============    ================

Weighted average number of limited
   partnership units outstanding             3,726,977           3,726,977           3,728,623          3,728,623
                                         ===============    ================    ===============    ================


See accompanying notes to financial statements

                      TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                        (a California Limited Partnership)

                         Statements of Partners' Capital

                  For the six months ended June 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                                        Partners' Capital
                                                    ----------------------------------------------------------
                                                      General               Limited                Total
                                                    -------------       ----------------       ---------------

Balances at January 1, 1996                       $           (90)               47,855                47,765

Distributions                                                 (32)               (2,983)               (3,015)

Redemptions (note 8)                                            -                    (2)                   (2)

Net earnings                                                   32                  2,270                2,302
                                                    -------------       ----------------       ---------------
Balances at June 30, 1996                         $           (90)                47,140               47,050
                                                    =============       ================       ===============

Balances at January 1, 1997                       $           (90)               44,617                44,527

Distributions                                                 (31)               (2,982)              (3,013)

Redemptions (note 8)                                            -                    (1)                  (1)

Net Earnings                                                   31                   968                  999
                                                    -------------       ----------------       ---------------
Balances at June 30, 1997                         $          (90)                42,602               42,512
                                                    =============       ================       ===============


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (a California Limited Partnership)

                            Statements of Cash Flows

                 For the six months ended June 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                                                         1997              1996
                                                                                     --------------   ---------------
Cash flows from operating activities:
   Net earnings                                                                    $           999             2,302
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation                                                                         2,284             2,014
        Decrease in allowance for doubtful accounts                                             (3)             (131)
        Gain on sale of equipment                                                              (81)             (167)
        Changes in assets and liabilities:
           Decrease in accounts receivable                                                      96               734
           Proceeds from principal payments of direct financing leases                         143               214
           Decrease (increase) in due from affiliates, net                                   1,461              (419)
           Increase in accounts payable and accrued liabilities                                 96                13
           Decrease in accrued damage protection plan costs                                    (51)              (25)
           Decrease in warranty claims                                                        (106)             (107)
           Decrease in prepaid expenses                                                         13                16
                                                                                     --------------   ---------------
              Net cash provided by operating activities                                      4,851             4,444
                                                                                     --------------   ---------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                           1,426             1,081
   Equipment purchases                                                                      (4,087)           (2,830)
                                                                                     --------------   ---------------
              Net cash used in investing activities                                         (2,661)           (1,749)
                                                                                     --------------   ---------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                     (1)               (2)
   Distributions to partners                                                                (3,022)           (2,994)
                                                                                     --------------   ---------------
              Net cash used in financing activities                                         (3,023)           (2,996)
                                                                                     --------------   ---------------

Net decrease in cash                                                                          (833)             (301)

Cash at beginning of period                                                                  1,655               489
                                                                                     --------------   ---------------
Cash at end of period                                                              $           822               188
                                                                                     ==============   ===============


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A California Limited Partnership)

                       Statements of Cash Flows--Continued

            For the six and three months ended June 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment which had not been paid or received by the Partnership as of June 30, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996.

                                                                  June 30        Dec. 31        June 30     Dec. 31
                                                                     1997           1996           1996        1995
                                                                  -------        -------        -------     -------
Equipment purchases included in:
   Due to affiliates..........................................    $    15           27             97             85
   Equipment purchases payable................................        750          426            177            400

Distributions to partners included in:
   Due to affiliates..........................................          6           10             84             63
   Accounts payable and accrued liabilities...................         72           77             80             80

Proceeds from sale of Equipment included in:
   Accounts receivable........................................          -            -             36             87
   Due from affiliates........................................        639          498            396            404

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996.

                                                                                                  1997          1996
                                                                                                  ----          ----

Equipment purchases recorded...................................................................$ 4,399         2,619
Equipment purchases paid........................................................................ 4,087         2,830

Distributions to partners declared.............................................................. 3,013         3,015
Distributions to partners paid.................................................................. 3,022         2,994

Proceeds from sale of Equipment recorded........................................................ 1,567         1,022
Proceeds from sale of Equipment received........................................................ 1,426         1,081


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1997
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)

Note 1.  General

     Textainer Equipment Income Fund II, L.P. (the Partnership) is a California Limited Partnership formed in 1989. The Partnership owns and leases a fleet of intermodal marine cargo container equipment (the Equipment) to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital, and cash flows for the six- and three-month periods ended June 30, 1997 and 1996, have been made.

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

Note 2.  Damage Protection Plan

     The Partnership offers a Damage Protection Plan (the Plan) to lessees of its Equipment. Under the terms of the Plan, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At June 30, 1997 and December 31, 1996, this reserve was equal to $212 and $263, respectively.


Note 3. Warranty Claims

     During 1992, 1993 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining estimated useful lives of the applicable Equipment (between six and seven years), reducing maintenance and repair costs over that time. At June 30, 1997 and December 31, 1996, the unamortized portion of the settlement amounts was equal to $706 and $812, respectively.

Note 4.  Acquisition of Equipment

     During the six-month periods ended June 30, 1997 and 1996, the Partnership purchased Equipment with a cost of $4,399 and $2,619, respectively.

Note 5.  Transactions with Affiliates

     Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited (TGH). TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the
     administration   and  management  of  the   Partnership.   The  Partnership
     capitalized $194 and $135 of equipment acquisition fees as part of Equipment costs for the six-month periods ended June 30, 1997 and 1996, respectively. The Partnership incurred $126 and $63 of incentive management fees for the six- and three-month periods ended June 30, 1997 and $125 and $63 for the comparable periods in 1996. No equipment liquidation fees were incurred in either period.

     The Partnership's Equipment is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates at June 30, 1997 and December 31,1996.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $353 and $179 for the six- and three-month periods ended June 30, 1997 and $419 and $202 for the comparable periods in 1996. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating master leases with limited terms and no purchase option.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TFS and TEM. Costs allocated to the Partnership for salaries were $187 and $95 during the six- and three-month periods ended June 30, 1997 and $181 and $85 for the comparable periods in 1996. Other general and administrative costs were $165 and $78 for the six- and three-month periods ended June 30, 1997 and $188 and $84 for the comparable periods in 1996. TEM allocates these costs based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM during the period. Indirect general and administrative costs allocated to the Partnership by TEM were $305 and $148 for the six- and three-month periods ended June 30, 1997 and $324 and $161 for the comparable periods in 1996.

     TFS allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. TFS allocated $47 and $25 of these indirect costs to the Partnership during the six- and three-month periods ended June 30, 1997 and $45 and $8 during the comparable periods in 1996.

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

     At June 30, 1997 and December 31, 1996, due from affiliates, net is comprised of:

                                                            1997           1996
                                                            ----           ----
     Due from affiliates:
      Due from TEM.............................           $  350          1,665
                                                            ====          =====

     Due to affiliates:
      Due to TFS...............................           $   30             27
      Due to TL................................                1              1
      Due to TAS...............................               14             27
      Due to TCC...............................                8              9
                                                           -----          -----
                                                          $   53             64
                                                           =====          =====

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

     It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest charged on intercompany balances for the six- and three-month periods ended June 30, 1997 or 1996.

Note 6.  Rentals Under Operating Leases

     The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases as of June 30, 1997:

       Year ending June 30:

       1998.............................................        $ 427
       1999.............................................            4
       2000.............................................            1
                                                                 ----
       Total minimum future rentals receivable..........        $ 432
                                                                  ===
Note 7.  Direct Financing Leases

     The components of the net investment in direct financing leases as of June 30, 1997 and December 31, 1996 are as follows:

                                                                 1997      1996
                                                                 ----      ----
       Future minimum lease payments receivable..........       $ 766       967
       Residual value ...................................           3         4
       Less: unearned income ............................        (207)     (276)
                                                                 -----     -----

       Net investment in direct financing leases ........       $ 562       695
                                                                 ====      ====

     The following is a schedule by year of minimum lease payments receivable under the six direct financing leases as of June 30, 1997:

       1998.................................................             $   275
       1999.................................................                 233
       2000.................................................                 216
       2001.................................................                  42
                                                                             ---
       Total minimum lease payments receivable..............             $   766
                                                                             ===

     Rental income for the six- and three-month periods ended June 30, 1997 and 1996 includes $61, $30, $129, $62, respectively, of income from direct financing leases.

Note 8.  Redemptions

     The following redemption offerings were consummated by the Partnership during the six-month period ended June 30, 1997:

                                                      Units                Average
                                                     Redeemed          Redemption Price             Amount Paid
                                                     --------          ----------------             -----------
     Balance at December 31, 1996                     22,897               $11.56                     $  265

     Quarter ended:
         March 31, 1997........................          126               $ 8.71                          1
         June 30, 1997.........................            -                    -                          -
                                                      ------                                          ------

     Partnership to date.......................       23,023               $11.55                     $  266
                                                      ======                                          ======


     The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the six- and three-month periods ended June 30, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From November 8, 1989 until January 15, 1991, the Partnership was involved in the offering of limited partnership interests to the public. On January 15, 1991 the Partnership received its maximum subscription amount of $75,000.

The Partnership has set up a program whereby limited partners may redeem units for a specified redemption value. The redemption price is set by formula and varies depending on length of time units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the quarter ended June 30, 1997, the Partnership did not redeem any partnership units.

Prior to its distribution or reinvestment in additional Equipment, the Partnership invests working capital and cash flow from operations in short-term, highly liquid investments. It is the policy of the Partnership to maintain a minimum working capital reserve in an amount which is the lesser of (i) 1% of capital contributions or (ii) $100. At June 30, 1997, the Partnership's cash of $822 was invested in a market-rate account.

During the six-month period ended June 30, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through May 1997, in the amount of $2,982. These distributions represent 8% of original capital (measured on an annualized basis) on each unit. Of these distributions, on a GAAP basis, $2,014 was a return of capital and the balance was from net earnings. On a cash basis, all of these distributions were from operations.

For the six-month periods ended June 30, 1997 and 1996, the Partnership had net cash provided by operating activities of $4,851 and $4,444, respectively. The increase was primarily attributable to a decrease in due from affiliates, net of $1,461, and was offset by decreases in net earnings of $1,303 and accounts receivable from operations of $96. The decrease in due from affiliates, net was due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues. The decrease in net earnings of 57% for the six months ended June 30, 1997 compared to equivalent period in 1996 was primarily due to a 17% decrease in rental revenues. This decrease in rental revenues between periods was due to a decline in utilization, rental rates and fleet size. These decreases are discussed more fully below under "Results of Operations". Accounts receivable from operations decreased primarily due to the decrease in rental income. As explained below under "Results of Operations", demand for leased containers has declined compared to the prior year, and this decline has affected the Partnership's financial condition.

Net cash used in investing activities (the purchase and sale of rental equipment) for the quarter ended June 30, 1997 was $2,661 compared to $1,749 for the same period in 1996. This difference reflects that, on a cash basis, the Partnership purchased more Equipment during the six months ended June 30, 1997 than in the same period in 1996. The General Partners believe that these differences reflect normal fluctuations in equipment sales and purchases. Moreover, the Partnership has used Equipment in its portfolio and expects to sell this Equipment periodically when it reaches the end of its useful marine life. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional Equipment purchases may not, however, equal the number of units sold.

Results of Operations

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet (inventory) during the six-month periods ended June 30, 1997 and 1996. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                                         1997           1996
                                                         ----           ----

               Opening inventory...................     18,016         18,650
               Closing inventory...................     18,097         18,537
               Average.............................     18,057         18,594


The decline in the size of the average container fleet of 3% from the six-months ended June 30, 1996 to the equivalent period in 1997 was primarily due to the sale of certain Equipment. Although sales proceeds were used to purchase new Equipment, fewer units were bought than sold, resulting in a net decrease in the size of the Equipment fleet. These factors resulted in a slower rate of reinvestment than has been expected by the General Partners and this slower rate is currently expected to continue. The decline in the container fleet contributed to an overall decline in rental income from the six month period ended June 30, 1996 to the same period in 1997, and future declines in the fleet can be expected to have a similar effect on rental income.

Rental income and direct container expenses are also affected by lease utilization percentages for the equipment which were 74% and 83% on average during the six months ended June 30, 1997 and 1996, respectively. In addition, rental income is affected by daily rental rates, which declined.

The following is a comparative analysis of the results of operations for the six months ended June 30, 1997 and 1996.

The Partnership's income from operations for the six-month period ended June 30, 1997 and 1996 was $876 and $2,104, respectively, on total rental income of $5,072 and $6,006, respectively. The largest component of total rental income is income from container rentals, which decreased by $900, or 17%, from 1996 to 1997. As noted above, income from container rentals is largely dependent on three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average on-hire utilization decreased 11%, average fleet size decreased 3% and average daily rental rates decreased 5% from the six-month period ended June 30, 1996 to the comparable period in 1997.

Container utilization began to decline in late 1995 and that decline persisted throughout 1996 and into the first quarter of 1997. The General Partners believe that this decrease in demand for leased containers is the result of adverse changes in the business of its shipping line customers. These changes consist principally of: (i) a general slowdown in the growth of world containerized cargo trade, particularly in the Asia-North America and Asia-Europe trade routes; (ii) over-capacity resulting from the 1996 and 1997 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; and (iii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. The container ship over-capacity in particular led to lower shipping rates, resulting in shipping lines' need to reduce operating costs. The drive to reduce costs, coupled with the availability of inexpensive financing and lower container prices, encouraged shipping lines to purchase, rather than lease, a greater number of new containers in 1996 than in previous years. All of these factors have led to downward pressure on container lease rates, a decline in utilization of leased containers, and an increase in leasing incentives and other discounts being granted to shipping lines by container lessors, further eroding Partnership profitability. The decline in demand for leased containers has been accompanied by a drop in the purchase price of new containers.

During the second quarter of 1997, there was a slight improvement in market conditions as utilization improved and continues to improve into the third quarter of 1997. Despite the improving utilization, for the near term, the General Partners do not foresee material changes in current market conditions and caution that both utilization and lease rates could decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's equipment under short-term operating leases. There were six direct financing leases at June 30, 1997.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to the lessees under a damage protection plan (DPP) and income for handling and returning containers. For the six-month period ending June 30, 1997, the total of these other revenue income items was $564 a decrease of $34 from the equivalent period in 1996. The primary component of this net decrease in other rental income was a decrease in location income, which was offset by increases in DPP income and handling income. Location income decreased primarily from lower demand, which increased credits to lessees for picking up units at surplus locations. DPP income increased due to an increased number of units participating in the plan. Increased container movement resulted in increased handling income for the six-months ending June 30, 1997 as compared to the same period ending in 1996.

Direct container expenses, excluding bad debt provision, were $950 for the six-month period ended June 30, 1997 as compared to $922 for the same period in 1996. The increase was primarily due to an increase in storage expense of $173, offset by an decrease in maintenance expense and DPP expense of $140. The increase in storage expense resulted from the decline in utilization for the six-month period ended June 30, 1997 compared to the same period in 1996. Accrued maintenance expenses and accrued damage protection plan expenses decreased primarily due to the decrease in the average repair costs per unit.

Bad debt expense increased from a benefit of $58 for the six months ended June 30, 1996 to an expense of $52 for the comparable period in 1997. The benefit recorded in 1996 was due to a reduction in reserve requirements for a specific lessee as a result of a partial resolution of payment problems with that lessee during the first quarter of 1996.

Depreciation expense was $2,284 for the six-month period ended June 30, 1997, as compared with depreciation expense of $2,014 for the same period in 1996. Depreciation expense increased between periods, despite a 3% decrease in fleet size, primarily due to a charge to depreciation expense of $343 to write down the value of refrigerated containers from an amount equal to the estimated future discounted cash flows from these containers to their estimated fair value.

Management fees to affiliates decreased $65 or 12%, for the six-month period ended June 30, 1997 from the comparable period in 1996, due to a decrease in equipment management fees. Equipment management fees, which are based primarily on gross revenues, decreased as a result of the decrease in rental income and were 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentages and partners' capital, were $126 for both periods.

General and administrative costs to affiliates decreased by 5%, or $17, from the quarter ended June 30, 1997 to the same period in 1996. The decrease was primarily the result of a decline in overhead costs allocated from TEM and TFS during these periods.

Other income provided $123 of additional income for the quarter ended June 30, 1997, representing a decrease of $75, or 38%, over the equivalent period in 1996. The decrease was attributable to a $86 decrease in gain on sale of Equipment offset by a $11 increase in interest income.

Net earnings per limited partnership unit decreased to $0.26 for the six months ended June 30, 1997 from $0.61 for the same period in 1996, reflecting the decrease in net earnings to $968 from $2,270 for the respective periods.

The following is a comparative analysis of the results of operations for the three months ended June 30, 1997 and 1996.

The Partnership's income from operations for the three-month period ended June 30, 1997 and 1996 was $200 and $799, respectively, on total rental income of $2,548 and $2,887, respectively. The decrease in total rental income was primarily due to a decrease in income from container rentals, which decreased by $425, or 16%, from 1996 to 1997. This decline resulted from a decrease in average on-hire utilization of 8%, a decrease in average fleet size of 3% and a decrease in average daily rental rates of 5% from the three-month period ended June 30, 1997 to the comparable period in 1996.

The balance of other revenue items comprising total revenue for the three-month period ending June 30, 1997 was $320, an increase of $86 from the equivalent period in 1996. The primary components of this net increase in other rental revenue were increases in DPP income of $29, handling income of $28 and location income of $24. DPP income increased due to a higher number of units participating in the DPP Plan. Increased container movement resulted in increased handling income for the three-months ending June 30, 1997 as compared to the same period in 1996.

Direct container expenses, excluding bad debt provision, were $553 for the three-month period ended June 30, 1997 as compared to $489 for the same period in 1996. The increase of $64 was primarily due to an increase in storage expense of $76. The increase in storage cost resulted from the decline in utilization for the three-month period ended June 30, 1997 compared to the same period in 1996.

The bad debt expense decreased to $64 for the three-month period ending June 30, 1997 from $88 for the equivalent period in 1 996 due to lower reserve requirements.

Depreciation expense was $1,277 for the three-month period ended June 30, 1997, as compared to $1,012 for the same period in 1996. Depreciation expense increased despite the decrease in average fleet size primarily due to the second quarter write-down of refrigerated containers.

The decrease in management fees of $23 or 9%, from the three-month period ended June 30, 1996 to the comparable period in 1997, was primarily due to a decrease in equipment management fees, which resulted from the decrease in rental income.

General and administrative costs to affiliates were comparable for the three months ended June 30, 1997 and 1996.

Other income provided $92 of additional income for the quarter ended June 30, 1997, representing an increase of $7, or 8%, over the equivalent period in 1996.

Net earnings per limited partnership unit decreased to $0.07 for the quarter ended June 30, 1997 from $0.23 for the same period in 1996, reflecting the decrease in net earnings to $276 from $868 for the respective periods.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease at profitable rates, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on the domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1997 which would result in such risk materializing.

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



Date:   August 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                      Date



                                         Executive Vice President                   August 13, 1997
-------------------------------          (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary


                                         President (Principal Executive             August 13, 1997
-------------------------------          Officer) and Director
James E. Hoelter



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


                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     (A California Limited Partnership)

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner


                                     By    /s/ John R. Rhodes
                                       ____________________________
                                         John R. Rhodes
                                         Executive Vice President



Date:    August 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                        Date



/s/ John R. Rhodes                       Executive Vice President                     August 13, 1997
-------------------------------          (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary

/s/ James E. Hoelter                     President (Principal Executive               August 13, 1997
-------------------------------          Officer) and Director
James E. Hoelter