Form 10-Q/A
period 1997-06-30
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 1997-08-14
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 14, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Company") an amended copy of the Company's Quarterly Report on Form 10-QA for the Second Quarter ended June 30, 1997. We are amending the Quarterly Report originally submitted on Form 10-Q because the amounts on Exhibit 27, the Financial Data Schedule, were not completely updated to reflect current year-to-date totals.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Nadine Forsman
Controller

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549



                                    FORM 10QA



             AMENDED QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



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



Date:   August 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                      Date



                                         Executive Vice President                   August 14, 1997
-------------------------------          (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary


                                         President (Principal Executive             August 14, 1997
-------------------------------          Officer) and Director
James E. Hoelter




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



Date:    August 14, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                        Date



/s/ John R. Rhodes                       Executive Vice President                     August 14, 1997
-------------------------------          (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary

/s/ James E. Hoelter                     President (Principal Executive               August 14, 1997
-------------------------------          Officer) and Director
James E. Hoelter
