Form 10-Q
period 1997-09-30
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 1997-11-13
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 13, 1997


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1997.

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



                For the quarterly period ended September 30, 1997


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

                      Quarterly Report on Form 10Q for the
                        Quarter Ended September 30, 1997

                                Table of Contents


                                                                                                        Page

          Item 1.  Financial Statements

                   Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996................    3

                   Statements of Earnings for the nine and three months ended
                   September 30, 1997 and 1996 (unaudited)..............................................    4

                   Statements of Partners' Capital for the nine months ended
                   September 30, 1997 and 1996 (unaudited)..............................................    5

                   Statements of Cash Flows for the nine months
                   ended September 30, 1997 and 1996 (unaudited)........................................    6

                   Notes to Financial Statements (unaudited)............................................    8


          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations............................................................   12


          Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                   Not Applicable





                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (a California Limited Partnership)

                                 Balance Sheets

                    September 30, 1997 and December 31, 1996
                             (Amounts in thousands)


                                                                                1997                   1996
                                                                           ---------------        ---------------
                                                                            (unaudited)
Assets
Container rental equipment, net of accumulated
    depreciation of $22,650 (1996:  $21,660)                                      $39,127                $39,408
Cash                                                                                1,110                  1,655
Net investment in direct financing leases (note 7)                                    528                    695
Accounts receivable, net of allowance
    for doubtful accounts of $1,047 (1996:  $1,073)                                 2,893                  3,126
Due from affiliates, net (note 5)                                                     115                  1,601
Prepaid expenses                                                                        5                     25
                                                                           ---------------        ---------------
                                                                                  $43,778                $46,510
                                                                           ===============        ===============
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                                  $376                   $314
   Accrued liabilities                                                                226                    168
   Accrued damage protection plan costs (note 2)                                      217                    263
   Warranty claims (note 3)                                                           652                    812
   Equipment purchases payable                                                        503                    426
                                                                           ---------------        ---------------
      Total liabilities                                                             1,974                  1,983
                                                                           ---------------        ---------------

Partners' capital:
   General partners                                                                   (90)                   (90)
   Limited partners                                                                41,894                 44,617
                                                                           ---------------        ---------------
      Total partners' capital                                                      41,804                 44,527
                                                                           ---------------        ---------------
                                                                                  $43,778                $46,510
                                                                           ===============        ===============

See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (a California Limited Partnership)

                             Statements of Earnings

                  For the nine and three months ended September
                 30, 1997 and 1996 (Dollar amounts in thousands
                      except for unit and per unit amounts)
                                   (unaudited)


                                                    Three months         Three months             Nine months           Nine months
                                                           Ended                Ended                   Ended                 Ended
                                                  Sept. 30, 1997       Sept. 30, 1996          Sept. 30, 1997        Sept. 30, 1996
                                               ------------------     ----------------      ------------------     -----------------
Rental income                                            $2,698               $2,831                   $7,770                $8,837
                                               ------------------     ----------------      ------------------     -----------------

Costs and expenses:
   Direct container expenses                                609                  423                    1,559                 1,345
   Bad debt (benefit) expense                               (19)                 (72)                      33                  (130)
   Depreciation                                             896                  996                    3,180                 3,010
   Professional fees                                          8                    6                       24                    22
   Management fees to affiliates (note 5)                   251                  262                      730                   806
   General and administrative costs to affiliates (note 5)  145                  155                      497                   524
   Other general and administrative costs                    35                   55                       98                   150
                                               ------------------     ----------------      ------------------     -----------------
                                                          1,925                1,825                    6,121                 5,727
                                               ------------------     ----------------      ------------------     -----------------
   Income from operations                                   773                1,006                    1,649                 3,110
                                               ------------------     ----------------      ------------------     -----------------

Other income:
   Interest income                                           16                    5                      58                     36
   Gain on sale of equipment                                  9                  125                      90                    292
                                               ------------------     ----------------      ------------------     -----------------
                                                             25                  130                     148                    328
                                               ------------------     ----------------      ------------------     -----------------
   Net earnings                                            $798               $1,136                  $1,797                 $3,438
                                               ==================     ================      ==================     =================

Allocation of net earnings (note 5):
   General partners                                         $16                  $15                     $47                    $47
   Limited partners                                         782                1,121                   1,750                  3,391
                                               ------------------     ---------------      ------------------     -----------------
                                                           $798               $1,136                  $1,797                 $3,438
                                               ==================     ===============      ==================     =================
Limited partners' per unit share
   of net earnings                                       $ 0.21               $ 0.30                  $ 0.47                 $ 0.91
                                               ==================     ===============      ==================     =================
Limited partners' per unit share
   of distributions                                      $ 0.40               $ 0.40                  $ 1.20                 $ 1.20
                                               ==================     ===============      ==================     =================
Weighted average number of limited
   partnership units outstanding                      3,726,977            3,727,852               3,726,977              3,728,521
                                               ==================     ===============      ==================     =================


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (a California Limited Partnership)

                         Statements of Partners' Capital

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                                        Partners' Capital
                                                    ----------------------------------------------------------
                                                      General               Limited                Total
                                                    -------------       ----------------       ---------------

Balances at January 1, 1996                                ($90)                $47,855               $47,765

Distributions                                               (47)                 (4,474)               (4,521)

Redemptions (note 8)                                          -                      (9)                   (9)

Net earnings                                                 47                   3,391                 3,438
                                                    -------------       ----------------       ---------------
Balances at September 30, 1996                             ($90)                $46,763               $46,673
                                                    =============       ================       ===============

Balances at January 1, 1997                                ($90)                $44,617               $44,527

Distributions                                               (47)                 (4,472)               (4,519)

Redemptions (note 8)                                          -                      (1)                   (1)

Net Earnings                                                 47                   1,750                 1,797
                                                    -------------       ----------------       ---------------
Balances at September 30, 1997                             ($90)                $41,894               $41,804
                                                    =============       ================       ===============


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (a California Limited Partnership)

                            Statements of Cash Flows

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)

                                                                                        1997              1996
                                                                                    --------------   ---------------
Cash flows from operating activities:
   Net earnings                                                                            $1,797            $3,438
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation                                                                        3,180             3,010
        Decrease in allowance for doubtful accounts                                           (26)             (214)
        Gain on sale of equipment                                                             (90)             (292)
        Changes in assets and liabilities:
           Decrease in accounts receivable                                                    259               645
           Proceeds from principal payments of direct financing leases                        185               330
           Decrease (increase) in due from affiliates, net                                  1,354              (619)
           Increase in accounts payable and accrued liabilities                               125                 4
           Decrease in accrued damage protection plan costs                                   (46)              (38)
           Decrease in warranty claims                                                       (160)             (160)
           Decrease in prepaid expenses                                                        20                25
                                                                                    --------------   ---------------
              Net cash provided by operating activities                                     6,598             6,129
                                                                                    --------------   ---------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                          2,521             1,585
   Equipment purchases                                                                     (5,135)           (3,115)
                                                                                    --------------   ---------------
              Net cash used in investing activities                                        (2,614)           (1,530)
                                                                                    --------------   ---------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                    (1)               (9)
   Distributions to partners                                                               (4,528)           (4,576)
                                                                                    --------------   ---------------
              Net cash used in financing activities                                        (4,529)           (4,585)
                                                                                    --------------   ---------------

Net (decrease) increase in cash                                                              (545)               14

Cash at beginning of period                                                                 1,655               489
                                                                                    --------------   ---------------
Cash at end of period                                                                      $1,110              $503
                                                                                    ==============   ===============


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A California Limited Partnership)

                       Statements of Cash Flows--Continued

              For the nine months ended September 30, 1997 and 1996
                             (Amounts in thousands)
                                   (unaudited)


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment which had not been paid or received by the Partnership as of September 30, 1997 and 1996, and December 31, 1996 and 1995, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996.

                                                                 Sept. 30        Dec. 31       Sept. 30     Dec. 31
                                                                     1997           1996           1996        1995
                                                                 --------        -------       --------      ------
Equipment purchases included in:
   Due to affiliates..........................................    $     3        $    27      $     21      $    85
   Equipment purchases payable................................        503            426             -          400

Distributions to partners included in:
   Due to affiliates..........................................          6             10            10           63
   Accounts payable and accrued liabilities...................         72             77            78           80

Proceeds from sale of Equipment included in:
   Accounts receivable........................................          -              -            18           87
   Due from affiliates........................................        338            498           446          404

The following table summarizes the amounts of Equipment purchases, distributions to partners and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996.

                                                                                                  1997         1996
                                                                                                  ----         ----
Equipment purchases recorded...................................................................$ 5,188        $2,651
Equipment purchases paid........................................................................ 5,135         3,115

Distributions to partners declared.............................................................. 4,519         4,521
Distributions to partners paid.................................................................. 4,528         4,576

Proceeds from sale of Equipment recorded........................................................ 2,361         1,558
Proceeds from sale of Equipment received........................................................ 2,521         1,585


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1997
            (Dollar amounts in thousands except for per unit amounts)
                                   (unaudited)

Note 1.  General

     Textainer Equipment Income Fund II, L.P. (the Partnership) is a California Limited Partnership formed in 1989. The Partnership owns and leases a fleet of intermodal marine cargo containers (the Equipment) to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and December 31, 1996, and the results of its operations, changes in partners' capital, and cash flows for the nine- and three-month periods ended September 30, 1997 and 1996, have been made.

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

Note 2.  Damage Protection Plan

     The Partnership offers a Damage Protection Plan (DPP) to lessees of its Equipment. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, as a result, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. At September 30, 1997 and December 31, 1996, this reserve was equal to $217 and $263, respectively.

Note 3. Warranty Claims

     During 1992, 1993 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining estimated useful lives of the applicable Equipment (between six and seven years), reducing maintenance and repair costs over that time. At September 30, 1997 and December 31, 1996, the unamortized portion of the settlement amounts was equal to $652 and $812, respectively.

Note 4.  Acquisition of Equipment

     During the  nine-month  periods  ended  September  30,  1997 and 1996,  the
     Partnership   purchased  Equipment  with  a  cost  of  $5,188  and  $2,651, respectively.

Note 5.  Transactions with Affiliates

     Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners. The General Partners manage and control the affairs of the Partnership. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited (TGH). TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee as well as reimburse the General Partners for certain administrative costs. These fees are for various services provided in connection with the
     administration   and  management  of  the   Partnership.   The  Partnership
     capitalized $243 and $145 of equipment acquisition fees as part of Equipment costs for the nine-month periods ended September 30, 1997 and 1996, respectively. The Partnership incurred $188 and $62 of incentive management fees for the nine- and three-month periods ended September 30, 1997 and $188 and $63 for the comparable periods in 1996. No equipment liquidation fees were incurred in either period.

     The Partnership's Equipment is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's Equipment. Additionally, TEM holds, for payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates at September 30, 1997 and December 31,1996.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $542 and $189 for the nine- and three-month periods ended September 30, 1997 and $618 and $199 for the comparable periods in 1996. The Partnership's Equipment is leased by TEM to third party lessees on operating master leases, spot leases and term leases. The majority of the Equipment is leased under operating master leases with limited terms and no purchase option.

     Certain general and administrative costs such as salaries, employee benefits, taxes and insurance, are incurred in performing administrative services necessary to the operation of the Partnership. These costs are borne by TFS and TEM. Total general and administrative costs allocated to the Partnership were $497 and $145 for the nine- and three-month periods ended September 30, 1997 of which $273 and $84, respectively were for salaries. For the nine- and three-month periods ended September 30, 1996, total general and administrative costs allocated to the Partnership were $524 and $155, of which $270 and $91, respectively were for salaries.

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in managed Equipment to the total Equipment managed by TEM during the period. TFS allocates indirect general and administrative costs to the Partnership based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. General and administrative costs allocated to the
     Partnership by TEM were $345, $131, $459 and $135 for the nine- and three-month periods ended September 30, 1997 and 1996, respectively. TFS allocated $62, $14, $65 and $20 of these general and administrative costs to the Partnership during the nine- and three-month periods ended September 30, 1997 and 1996, respectively.

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

     At September 30, 1997 and December 31, 1996, due from affiliates, net is comprised of:

                                                        1997               1996
                                                        ----               ----
     Due from affiliates:
       Due from TEM.............................       $ 148             $1,665
                                                        ====             ======

     Due to affiliates:
       Due to TFS...............................      $   24             $   27
       Due to TL................................           1                  1
       Due to TAS...............................           3                 27
       Due to TCC...............................           5                  9
                                                       -----             ------
                                                      $   33            $    64
                                                       =====             ======

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

     It is the policy of the Partnership and the General Partners to charge interest on intercompany balances which are outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest charged on intercompany balances for the nine- and three-month periods ended September 30, 1997 and 1996.

Note 6.  Rentals Under Operating Leases

     The following is a schedule by year of minimum future rentals receivable on noncancelable operating leases at September 30, 1997:

     Year ending September 30:

        1998.............................................        $ 449
        1999.............................................           20
        2000.............................................           12
                                                                   ---
        Total minimum future rentals receivable..........        $ 481
                                                                   ===

Note 7.  Direct Financing Leases

     The components of the net investment in direct financing leases at September 30, 1997 and December 31, 1996 are as follows:

                                                               1997        1996
                                                               ----        ----
     Future minimum lease payments receivable..........       $ 705       $ 967
     Residual value ...................................           3           4
     Less: unearned income ............................        (180)       (276)
                                                               ----        ----
     Net investment in direct financing leases ........       $ 528       $ 695
                                                               ====        ====


     The following is a schedule by year of minimum lease payments receivable under the eight direct financing leases at September 30, 1997:

      1998.................................................             $   267
      1999.................................................                 231
      2000.................................................                 189
      2001.................................................                  18
                                                                            ---
      Total minimum lease payments receivable..............             $   705
                                                                            ===

     Rental income for the nine- and three-month periods ended September 30, 1997 and 1996 includes $92, $31, $180, $51, respectively, of income from direct financing leases.

Note 8.  Redemptions

     The following redemption offerings were consummated by the Partnership during the nine-month period ended September 30, 1997:

                                                      Units                Average
                                                     Redeemed          Redemption Price             Amount Paid
                                                     --------          ----------------             -----------
       Balance at December 31, 1996                    22,897              $11.56                     $  265

       Quarter ended:
           March 31, 1997........................         126             $  8.71                          1
           June 30, 1997.........................           -                   -                          -
           September 30, 1997....................           -                   -                          -
                                                        ------               -----                     ------

       Partnership to date.......................      23,023              $11.55                     $  266
                                                       ======                                           ====


     The redemption price is fixed by formula and varies depending on the length of time the units are outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (Dollar amounts in thousands except for per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the nine- and three-month periods ended September 30, 1997 and 1996. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From November 8, 1989 until January 15, 1991, the Partnership was involved in the offering of limited partnership interests to the public. On January 15, 1991, the Partnership's offering of limited partnership interests was closed out at $75,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value. The redemption price is set by formula and varies depending on length of time units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or (iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three months ended March 31, 1997, the Partnership redeemed 126 units for a total dollar amount of $1. The Partnership used cash provided by operations to redeem these units. During the three-month periods ended June 30, and September 30, 1997 the Partnership did not redeem Partnership units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the nine-month period ended September 30, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through August 1997, in the amount of $4,472. These distributions represent 8% of original capital (measured on an annualized basis) on each unit. On a GAAP basis, $2,722 of these distributions was a return of capital and the balance was from net earnings. On a cash basis, all of these distributions were from operations.

For the nine-month periods ended September 30, 1997 and 1996, the Partnership had net cash provided by operating activities of $6,598 and $6,129, respectively. The increase was primarily attributable to a decrease in due from affiliates, net of $1,354, and was offset by a decrease in net earnings of $1,641. The decrease in due from affiliates, net was due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues. The decrease in net earnings of 48% for the nine months ended September 30, 1997 compared to equivalent period in 1996 was primarily due to a 12% decrease in rental revenues. This decrease in rental revenues between periods was due to a decline in utilization, rental rates and fleet size. These decreases are discussed more fully below under "Results of Operations". As explained below under "Results of Operations", demand for leased containers has declined compared to the prior period, and this decline has affected the Partnership's financial condition.

Net cash used in investing activities (the purchase and sale of rental equipment) for the nine months ended September 30, 1997 was $2,614 compared to $1,530 for the same period in 1996. This difference reflects that, on a cash basis, the Partnership purchased more Equipment during the nine months ended September 30, 1997 than in the same period in 1996. The General Partners believe that these differences reflect normal fluctuations in equipment sales and purchases. Moreover, the Partnership has Equipment that was purchased used in its portfolio and expects to sell this Equipment periodically when it reaches the end of its useful marine life. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional units of Equipment purchased may not, however, equal the number of units sold.

Results of Operations

The Partnership's operations, which consist of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses were directly related to the size of the container fleet (inventory) during the nine-month periods ended September 30, 1997 and 1996. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                                         1997           1996
                                                         ----           ----

               Opening inventory...................     18,016         18,650
               Closing inventory...................     17,872         18,190
               Average.............................     17,944         18,420


The decline in the size of the average container fleet of 3% from the nine-month period ended September 30, 1996 to the equivalent period in 1997 was primarily due to the sale of certain Equipment. Although sales proceeds were used to purchase new Equipment, fewer units were bought than sold, resulting in a net decrease in the size of the Equipment fleet. These factors resulted in a slower rate of reinvestment than has been expected by the General Partners and this slower rate is currently expected to continue. As Equipment is sold in future sales, proceeds are not likely to be sufficient to replace all of the Equipment sold. Therefore, the decline in the size of the fleet is likely to continue, even though the Partnership is still reinvesting funds in new Equipment. The decline in the container fleet contributed to an overall decline in rental income from the nine-month period ended September 30, 1996 to the same period in 1997, and future declines in the fleet can be expected to have a similar effect on rental income.

Rental income and direct container expenses are also affected by lease utilization percentages for the equipment, which averaged 76% and 82% during the nine months ended September 30, 1997 and 1996, respectively. In addition, rental income is affected by daily rental rates, which declined.

The following is a comparative analysis of the results of operations for the nine months ended September 30, 1997 and 1996.

The Partnership's income from operations for the nine-month periods ended September 30, 1997 and 1996 was $1,649 and $3,110, respectively, on total rental income of $7,770 and $8,837, respectively. The largest component of total rental income is income from container rentals, which decreased by $1,091, or 14%, from 1996 to 1997. As noted above, income from container rentals is largely dependent on three factors: equipment available for lease (average inventory), average on-hire (utilization) percentage and average daily rental rates. Average on-hire utilization decreased 7%, average fleet size decreased 3%, and average daily rental rates decreased 5% from the nine-month period ended September 30, 1996 to the comparable period in 1997.

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

During the second and third quarters there was an improvement in utilization, however lease rates declined and leasing incentives remained high due to high levels of off-lease inventory in low demand locations. The General Partners do not foresee material changes in current market conditions and caution that both utilization and lease rates could decline further, and leasing incentives could remain high, adversely affecting the Partnership's results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's Equipment under short-term operating leases. There were eight direct financing leases at September 30, 1997.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to the lessees under a damage protection plan (DPP) and income for handling and returning containers. For the nine-month period ending September 30, 1997, the total of these other income items was $859, an increase of $24 from the equivalent period in 1996. The primary components of this net increase in other rental income were increases in DPP and handling income offset by a decrease in location income. DPP income increased due to an increased number of containers participating in the plan. This increase was offset by a lower per container average price charged.
Increased container movement resulted in increased handling income for the nine-months ending September 30, 1997, compared to the same period in 1996. Location income decreased primarily from lower demand, which required an increase in credits to lessees for picking up containers from surplus locations.

Direct container expenses, excluding bad debt provision, were $1,559 for the nine-month period ended September 30, 1997 compared to $1,345 for the equivalent period in 1996. The increase was primarily due to increases in storage and repositioning expenses of $178 and $155, respectively, offset by a decrease in maintenance expense. The increase in storage expenses resulted from the decline in utilization. Repositioning expense increased due to a greater number of containers being transported from surplus locations to demand locations during the nine-month period ended September 30, 1997 compared to the same period in 1996. Maintenance expense decreased primarily due to the decrease in the average repair costs per container.

Bad debt expense increased from a benefit of $130 for the nine months ended September 30, 1996 to an expense of $33 for the comparable period in 1997. The benefit recorded in 1996 resulted from a reduction in reserve requirements for a specific lessee as a result of a resolution of payment problems.

Depreciation expense increased $170, or 6%, from the nine-month period ended September 30, 1996 to the comparable period in 1997 despite a 3% decrease in fleet size. The increase is primarily due to a charge to depreciation expense of $343 to write down the value of refrigerated containers to their estimated fair value.

Management fees to affiliates decreased $76, or 9%, for the nine-month period ended September 30, 1997 from the comparable period in 1996, due to a decrease in Equipment management fees. Equipment management fees, which are based primarily on gross revenues, decreased as a result of the decrease in rental income and were approximately 7% of gross revenue for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentages and partners' capital, were $188 for both periods.

General and administrative costs to affiliates decreased by 5%, or $27, from the nine-month period ended September 30, 1997 to the same period in 1996. The decrease was primarily the result of a decline in overhead costs allocated from TEM and TFS during these periods.

Other income was $148 for the nine months ended September 30, 1997, representing a decrease of $180, or 55%, over the equivalent period in 1996. The decrease was attributable to a $202 decrease in gain on sale of Equipment, offset by a $22 increase in interest income.

Net earnings per limited partnership unit decreased to $0.47 for the nine months ended September 30, 1997 from $0.91 for the same period in 1996, reflecting the decrease in net earnings to $1,750 from $3,391 for the respective periods.

The following is a comparative analysis of the results of operations for the three months ended September 30, 1997 and 1996.

The Partnership's income from operations for the three-month period ended September 30, 1997 and 1996 was $773 and $1,006, respectively, on total rental income of $2,698 and $2,831, respectively. The decrease in total rental income was primarily due to a decrease in income from container rentals, which decreased by $191, or 7%, from 1996 to 1997. This decline resulted from a decrease in average on-hire utilization of 1%, a decrease in average fleet size of 3% ,and a decrease in average daily rental rates of 6% from the three-month period ended September 30, 1997 to the comparable period in 1996.

The balance of other income items comprising total rental income for the three-month period ending September 30, 1997 was $295, an increase of $58, or 25%, from the equivalent period in 1996. The primary components of this net increase in other rental income were increases in DPP and handling income of $31 and $39, respectively. DPP income increased due to a higher number of containers participating in DPP, offset by a lower average cost per container charged to lessees. Increased container movement offset by lower average handling charges to lessees resulted in increased handling income for the three-months ending September 30, 1997 compared to the same period in 1996.

Direct container expenses, excluding bad debt provision, were $609 for the three-month period ended September 30, 1997, compared to $423 for the same period in 1996. The increase of $186 was primarily due to an increase in repositioning, handling and DPP expenses of $119, $37, and $33, respectively. The increase in repositioning resulted from increased container movement from surplus locations to higher demand locations. Increased container movement also resulted in increased handling expense which was slightly offset by a lower average cost per container. DPP expense increased due to more containers requiring repairs.

The bad debt benefit decreased to a benefit of $19 for the three-month period ending September 30, 1997 from a benefit of $72 for the equivalent period in 1996, due to higher reserve requirements.

Depreciation  expense  decreased  to  $896  for  the  three-month  period  ended
September 30, 1997, compared to $996 for the equivalent period in 1996, reflecting the decrease in average fleet size between periods.

The decrease in management fees to affiliates of $11, or 4%, from the three-month period ended September 30, 1996 to the comparable period in 1997, was primarily due to a decrease in Equipment management fees which resulted from the decrease in rental income.

General and administrative costs to affiliates decreased by $10, or 6%, for the three months ended September 30, 1997, compared to the equivalent period in 1996, primarily due to the decrease in overhead costs allocated from TEM and TFS during these periods.

Other income was $25 for the three months ended September 30, 1997, representing a decrease of $105, or 81%, over the equivalent period in 1996. The decrease is due to a decrease of gain on sale of assets of $116, offset by an increase in interest income of $11.

Net earnings per limited partnership unit decreased to $0.21 for the three months ended September 30, 1997 from $0.30 for the same period in 1996, reflecting the decrease in net earnings to $782 from $1,121 for the respective periods.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease at profitable rates, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1997 which would result in such risk materializing.

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



Date:   November 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                      Date



                                         Executive Vice President                   November 13, 1997
-------------------------------          (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary


                                         President (Principal Executive             November 13, 1997
-------------------------------          Officer) and Director
James E. Hoelter




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



Date:    November 13, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                        Date



/s/ John R. Rhodes                       Executive Vice President                     November 13, 1997
-------------------------------          (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary

/s/ James E. Hoelter                     President (Principal Executive               November 13, 1997
-------------------------------          Officer) and Director
James E. Hoelter




