Form 10-K
period 1997-12-31
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 1998-03-27
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 26, 1998


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

                   For the fiscal year ended December 31, 1997

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

         See Item 10 herein for a description of the Registrant's General Partners. See item 7 herein for a description of current market conditions affecting the Registrant's business.

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

                  Container leasing companies and the Registrant operate in a similar manner by owning and leasing a worldwide fleet of new and used transportation containers to international shipping companies hauling various types of goods among numerous trade routes. In addition to paying a daily rental rate, all lessees must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing any physical damage to containers caused by lessees, special handling fees and/or drop-off charges may also be charged in certain markets. Container leasing companies compete with one another on the basis of lease rates, availability of equipment and services provided. Revenues and profits are generated by maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions. Rental revenues from the Registrant's containers result primarily under master leases which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that container leasing customers, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. For a more detailed discussion of the leases for the Registrant's Equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented. Rental car companies usually purchase only new cars, but since containers are completely standardized, a used container in serviceable condition usually rents for the same rate as a new one although the purchase price is lower. For this reason, the Registrant occasionally buys used containers. The Registrant also sells containers in the course of its business if opportunities arise or at the end of the container's useful life. See "Business of the Partnership" in Registrant's Prospectus, as supplemented.

(c)(1)(ii)        Inapplicable.

(c)(1)(iii)       Inapplicable.

(c)(1)(iv)        Inapplicable.

(c)(1)(v)         Inapplicable.

(c)(1)(vi)        Inapplicable.

(c)(1)(vii) No single lessee had rental revenue for the year ended December 31, 1997 which was 10% or more of the total rental revenue of the Registrant.

(c)(1)(viii)      Inapplicable.

(c)(1)(ix)        Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 92% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 47% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container Equipment, is the third largest container leasing company and manages approximately 8% of the equipment held by all container leasing companies. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Additionally, shipping alliances and other operational consolidations among shipping lines have recently allowed shipping lines to operate with fewer containers, thereby decreasing the demand for leased containers. This decrease in demand along with the entry of new leasing company competitors offering low container rental rates to shipping lines has increased competition among lessors such as the Registrant.

(c)(1)(xi)        Inapplicable.

(c)(1)(xii)       Inapplicable.

(c)(1)(xiii)      The Registrant has no employees.  Textainer Financial Services
                  Corporation   (TFS),  the  Managing  General  Partner  of  the
                  Registrant, is responsible for the overall management of the business of the Registrant and has 7 employees. Textainer
                  Equipment  Management  Limited  (TEM),  an  Associate  General
                  Partner, is responsible for the management of the leasing operations of the Registrant and has a total of 149 employees.

(d)      Financial  Information about Foreign and Domestic Operations and Export
         Sales.

         The Registrant is involved in the leasing of shipping containers to international shipping companies for use in world trade and approximately 14.35%, 13.67% and 11.93% of the Registrant's rental revenue during the years ended December 31, 1997, 1996 and 1995, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership", and for a discussion of the risks of leasing containers for use in world trade, "Risk Factors" in the Registrant's Prospectus, as supplemented.

ITEM 2 - PROPERTIES

As of December 31, 1997, the Registrant owned the following types and quantities of equipment:

   20-foot standard dry freight containers                                 8,682
   20-foot refrigerated containers                                           158
   40-foot standard dry freight containers                                 6,179
   40-foot high cube dry freight containers                                2,678
                                                                         -------
                                                                          17,697
                                                                         =======

During December 1997, approximately 81% of these shipping containers were on lease to international shipping companies and the balance were being stored at shipping container manufacturers' locations and at a large number of storage depots located worldwide.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Inapplicable.

                                     PART II

ITEM 5 - MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
         MATTERS

ITEM 201:

a)       Market Information.

(a)(1)(i) The units of limited partnership in the Registrant are not publicly traded and there is no established trading market for such Units. The Registrant has a program whereby limited partners may redeem Units for a specified redemption price. The program operates only when the Managing General Partner determines, among other matters, that payment for redeemed units will not impair the capital or operations of the Registrant.

(a)(1)(ii)        Inapplicable.

(a)(1)(iii)       Inapplicable.

(a)(1)(iv)        Inapplicable.

(a)(1)(v )        Inapplicable.

(a)(2)            Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 1998 there were 4,814 holders of record of limited partnership interests in the Registrant.

(b)(2)            Inapplicable.

(c)      Dividends.

                  Inapplicable.

For details of the distributions which are made monthly by the Registrant to its limited partners, see Item 6 "Selected Financial Data."

ITEM 701 - Inapplicable.

ITEM 6 - SELECTED FINANCIAL DATA

                                                     (Amounts in thousands except for per unit amounts)
                                                                  Year Ended December 31,
                                       ------------------------------------------------------------------------------
                                                1997           1996             1995           1994           1993
                                                ----           ----             ----           ----           ----
Rental income.....................        $   10,433     $   11,613       $   13,232      $   13,193    $   13,690
Net earnings......................        $    2,715     $    2,806       $    4,579      $    4,166    $    3,173

Net earnings per unit
  of limited partnership
  interest........................        $     0.71     $     0.74       $     1.21      $     1.10    $     0.82

Distributions per unit
  of limited partnership
  interest........................        $     1.60     $     1.60       $     1.60      $     1.60    $     2.13

Distributions per unit
   of limited partnership
   interest representing a
   return of capital..............        $     0.89     $     0.86       $     0.39      $     0.50    $     1.31

Total assets......................        $   42,865     $   46,510       $   49,998      $   51,393    $   55,675
Outstanding balance on
revolving credit line.............        $        -     $        -       $        -      $        -    $    2,400




ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 1997, 1996, and 1995. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From November 8, 1989 until January 15, 1991, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on December 19, 1989, and on January 15, 1991 the Partnership had received its maximum subscription amount of $75,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value. The redemption price is set by formula and varies depending on length of time units are outstanding. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or (iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the year ended December 31, 1997 the Partnership redeemed 126 units for a total dollar amount of $1, representing an average redemption price of $8.71. The Partnership has used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the year ended December 31, 1997, the Partnership declared cash distributions to limited partners pertaining to the period from December 1996 through November 1997, in the amount of $5,963. These distributions represent a return of 8% on original capital (measured on an annualized basis) on each unit. Of these distributions, on a GAAP basis, $3,311 was a return of capital and the balance was from net earnings. On a cash basis, all of these distributions were from operations.

For the years ended December 31, 1997 and 1996, the Partnership had net cash provided by operating activities of $8,392 and $8,849, respectively. The decrease was primarily attributable to a $1,122 decrease in net earnings, adjusted for non-cash transactions of depreciation, equipment write-downs, changes in the bad debt allowance and gain on sale of Equipment, offset by a decrease in due from affiliates, net of $1,586. Net income adjusted for non-cash transactions decreased primarily due to a decrease in rental income. This decrease was primarily due to decreases in utilization, fleet size and rental rates which are discussed more fully in "Results of Operations". The decrease in due from affiliates, net was due to timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues.

Net cash used in investing activities (the purchase and sale of Equipment) for the year ended December 31, 1997 was $3,035 compared with $1,583 for the year ended December 31, 1996. This difference is primarily due to the fact that, on a cash basis, the Partnership purchased more Equipment in 1997 than in the same period in 1996. The General Partners believe that these differences reflect normal fluctuations in Equipment sales and purchases. The Partnership sells Equipment as it reaches the end of its estimated useful life. Consistent with its investment objectives and the General Partners' determination that Equipment can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future Equipment sales in additional Equipment. Such additional units of Equipment purchased may not, however, equal the number of units sold.

At December 31, 1997, the Partnership had no commitments to purchase Equipment. Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet ("inventory") during the years ended December 31, 1997, 1996 and 1995. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                              1997           1996          1995
                                              ----           ----          ----

    Opening inventory...................     18,016         18,650        18,522
    Closing inventory...................     17,697         18,016        18,650
    Average.............................     17,857         18,333        18,586


The decline in the average inventory of 3% and 1% from 1996 to 1997 and 1995 to 1996, respectively, was due to the Partnership having sold more Equipment than it purchased. Although sales proceeds were used to purchase additional Equipment, fewer containers were bought than sold, resulting in a net decrease in the size of the Equipment fleet. When Equipment is sold in the future, sales proceeds are not likely to be sufficient to replace all of the Equipment sold. Moreover, the decline in the container fleet contributed to an overall decline in rental income from 1996 to 1997 and 1995 to 1996. These factors resulted in a slower rate of reinvestment than had been expected by the General Partners. This trend is currently expected to continue.

Rental income and direct container expenses are also affected by lease utilization percentages for the Equipment, which were 77%, 81% and 91% on average during the years ended December 31, 1997, 1996 and 1995, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the years ended December 31, 1997, 1996 and 1995.

The Partnership's income from operations for both the years ended December 31, 1997 and 1996 was $2,471, on total rental income of $10,433 and $11,613, respectively. The largest component of total rental income is income from container rentals, which decreased $1,223, or 12%, from 1996 to 1997. As noted above income from container rentals is largely dependent on three factors:
Equipment available for lease (average inventory), average on-hire (utilization) percentage, and average daily rental rates. Average fleet size decreased 3%, average on-hire utilization decreased 5% and average daily rental rates decreased 5%.

The Partnership's income from operations for the years ended December 31, 1996 and 1995 was $2,471, and $4,210, respectively, on total rental income of $11,613 and $13,232, respectively. The largest component of total rental income is income from container rentals, which decreased $1,398, or 12%, from 1995 to 1996. This decrease was primarily due to a decrease in average on-hire utilization of 11%, and a decrease in average fleet size of 1%, offset by an increase in average daily rental rates of 1%.

The declines in container utilization during 1996 and part of 1997 and in rental rates during 1996 and 1997 were primarily due to decreased demand for leased containers and increased competition. The decrease in demand for leased containers resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the 1995 and 1996 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade; (ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines reducing their ratio of leased versus owned containers by purchasing containers. This decreased demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, resulted in the downward pressure on rental rates, and also caused leasing companies to offer higher leasing incentives and other discounts to shipping lines.

Utilization increased during the second and third quarters of 1997 and began declining again during the fourth quarter of 1997 and into the beginning of 1998. Rental rates continued to decline into the beginning of 1998. For the near term, the General Partners do not foresee any changes in existing market conditions and caution that both utilization and lease rates could continue to decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's Equipment under short-term operating leases. At December 31, 1997, 1996 and 1995 there were 98, 334 and 367 containers under direct financing leases, respectively.

The balance of rental income consists of other lease-related items, primarily income from charges to the lessees for pick-up of containers from prime locations less credits granted to lessees for leasing containers from less desirable locations (location income), income from charges to the lessees under a Damage Protection Plan (DPP) and income for handling and returning containers. For the year ended December 31, 1997, the total of these other rental income items was $1,186, an increase of $43 from the equivalent period in 1996. The primary components of this net increase were increases in DPP and handling income of $83 and $80, respectively, offset by a decrease in location income of $108. The increase in DPP income was due to an increased number of containers participating in the plan, offset by a lower average DPP price charged per container. Handling income increased as a result of increased container movement during the year ended December 31, 1997, compared to 1996. This increase was offset by a lower per container average handling price charged. Location income decreased primarily due to lower demand, which resulted in an increase in credits to lessees for picking up containers from less desirable locations and due to lower average drop-off charges per container which reduced drop-off charges to lessees during 1997 compared to 1996.

For the year ended December 31, 1996, the total of these other rental income items was $1,143, a decrease of $221 from the equivalent period in 1995. The primary component of this net decrease in other rental revenues was a decrease in location income of $234, which decreased primarily due to lower demand, which resulted in an increase in credits to lessees for picking up containers from less desirable locations and due to a lower average drop-off charge per container which reduced drop-off charges to lessees.

Direct container expenses increased by $146, or 8%, for the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase was primarily due to increases in repositioning and storage expenses of $182 and $129, respectively, offset by a decrease in maintenance expense of $150. Repositioning expense increased due to a greater number of containers being transported from surplus locations to demand locations during 1997 compared to 1996. The increase in storage expense resulted from the decrease in utilization in the year ending December 31, 1997 compared to 1996. Maintenance expense decreased due to the decrease in the average repair cost per container and due to a decrease in the number of containers requiring repair.

Direct container expenses decreased by $90, or 5%, for the year ended December 31, 1996, compared to the year ended December 31, 1995. The decrease was primarily due to decreases in DPP and maintenance expense which decreased $120 and $112, respectively, between periods. The decrease was offset by an increase in storage expense of $338. Accrued maintenance and DPP expenses decreased due to the decrease in the average repair cost for units returned by lessees for repairs. The increase in storage expense was primarily due to lower utilization for the year ended December 31, 1996, compared to the same period in 1995.

Bad debt expense increased from a recovery of $97 for the year ended December 31, 1996, to an expense of $92 for the year ended December 31, 1997. The recovery recorded in 1996 was primarily due to a reduction in reserve requirements for a specific lessee as a result of a resolution of prior period payment problems with that lessee during 1996.

Bad debt expense decreased from an expense of $512 for the year ended December 31, 1995, to a recovery of $97 for the same period in 1996. The recovery recorded in 1996 was primarily due to a reduction in reserve requirements for a specific lessee as discussed above.

Depreciation expense decreased $246, or 6%, from December 31, 1996, to the same period in 1997, and decreased by $251, or 6%, from the year ended December 31, 1995, to the same period in 1996. The decline for both periods is attributable to certain Equipment, acquired used, which has now been fully depreciated, as well as to the smaller average fleet size.

In the fourth quarter of 1996 and the second quarter of 1997, pretax charges of $1,421 and $343, respectively, were recorded to write down the value of the refrigerated containers owned by the Partnership. During 1996, the carrying value of these refrigerated containers was written down to an amount equal to the estimated future discounted cash flows from these containers as there had been no recent sales of this Equipment type. The Equipment was further written down during 1997 based on the sales prices received in recent sales of this Equipment.

Management fees to affiliates decreased by $85, or 8%, and $85, or 7% between the years ended December 31, 1997 and 1996 and December 31, 1996 and 1995,
respectively, due to a decline in Equipment management fees. Equipment management fees, which are based primarily on gross revenue, decreased as a result of the decrease in rental income and were approximately 7% of gross revenue for the periods. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, remained constant at $251 for the years ending December 31, 1997, and 1996 and $252 for the year ending December 31, 1995.

General and administrative costs to affiliates decreased 3%, or $17, for the year ended December 31, 1997, compared to the same period in 1996, due to a decrease in overhead costs allocated from TFS and TEM. General and administrative costs to affiliates decreased 33%, or $329, for the year ended December 31, 1996, compared to the same period in 1995, primarily due to a decrease in overhead costs allocated from TEM.

Other income provided $244 of additional income for the year ended December 31, 1997, representing a decrease of $91, or 27%, over the equivalent period in 1996. This decrease was due to a $112 decrease in gain on sale of Equipment, offset by a $21 increase in interest income.

Other income provided $335 of additional income for the year ended December 31, 1996, representing a decrease of $34, or 9%, from the equivalent period in 1995. This decrease was due to a $52 decrease in gain on sale of Equipment, and an $18 increase in interest income.

Net earnings per limited partnership unit decreased from $0.74 to $0.71 from the year ended December 31, 1996 to the year ended December 31, 1997, reflecting the decrease in limited partner net earnings from $2,743 for the year ended December 31, 1996 to $2,652 for the same period in 1997.

Net earnings per limited partnership unit decreased from $1.21 to $0.74 from the year ended December 31, 1995 to the year ended December 31, 1996, reflecting the decrease in limited partner net earnings from $4,501 for the year ended December 31, 1995 to $2,743 for the same period in 1996.

Many computer systems may experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. The Partnership's and General Partner's certain core internal systems that have recently been implemented are year 2000 compliant. The remaining core internal systems are scheduled to be revised to be year 2000 compliant by the end of 1998. Based on its initial evaluation, the Partnership and the General Partners do not believe that the cost of remedial actions relating to these systems will have a material adverse effect on the Partnership's results of operations and financial condition. Additionally, the Partnership and the General Partners are also completing a preliminary assessment of year 2000 issues not related to its core systems, including issues surrounding systems that interface with external third parties.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the Equipment. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the Equipment under lease, rather than the geographic location of the Equipment or the domicile of the lessees. The Equipment is generally operated on the international high seas rather than on domestic waterways. The Equipment is subject to the risk of war or other political, economic or social occurrence where the Equipment is used, which may result in the loss of Equipment, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of December 31, 1997 which would result in such a risk materializing.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inapplicable

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached pages 12 to 24.

                          Independent Auditors' Report


The Partners
Textainer Equipment Income Fund II, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund II, L.P. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund II, L.P. as of December 31, 1997 and 1996, and the results of its operations, its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                              KPMG Peat Marwick LLP





San Francisco, California
February 18, 1998

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (a California Limited Partnership)

                                 Balance Sheets

                           December 31, 1997 and 1996
                             (Amounts in thousands)

                                                                              1997                    1996
                                                                       -----------------       -----------------

Assets
Container rental equipment, net of accumulated
    depreciation of $22,257 (1996:  $21,660)                             $       38,315        $         39,408
Cash                                                                                981                   1,655
Net investment in direct financing leases (note 4)                                  493                     695
Accounts receivable, net of allowance
    for doubtful accounts of $1,024 (1996:  $1,073)                               2,864                   3,126
Due from affiliates, net (note 2)                                                   117                   1,601
Prepaid expenses                                                                     95                      25
                                                                       -----------------       -----------------


                                                                         $       42,865        $         46,510
                                                                       =================       =================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $          254        $            314
   Accrued liabilities                                                              229                     168
   Accrued damage protection plan costs (note 1(j))                                 226                     263
   Warranty claims (note 1(k))                                                      599                     812
   Equipment purchases payable                                                      342                     426
                                                                       -----------------       -----------------

      Total liabilities                                                           1,650                   1,983
                                                                       -----------------       -----------------

Partners' capital:
   General partners                                                                 (90)                    (90)
   Limited partners                                                              41,305                  44,617
                                                                       -----------------       -----------------

      Total partners' capital                                                    41,215                  44,527
                                                                       -----------------       -----------------


                                                                         $       42,865        $         46,510
                                                                       =================       =================

See accompanying notes to financial statements


                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (a California Limited Partnership)

                             Statements of Earnings

                  Years ended December 31, 1997, 1996 and 1995
           (Amounts in thousands except for unit and per unit amounts)

                                                                            1997                 1996                   1995
                                                                      -----------------    -----------------      -----------------
Rental Income                                                         $         10,433     $         11,613       $         13,232
                                                                      -----------------    -----------------      -----------------

Costs and expenses:
   Direct container expenses                                                     2,003                1,857                  1,947
   Bad debt expense (recovery)                                                      92                  (97)                   512
   Depreciation                                                                  3,733                3,979                  4,230
   Write-down of equipment (note 7)                                                343                1,421                      -
   Professional fees                                                                33                   48                     37
   Management fees to affiliates (note 2)                                          975                1,060                  1,145
   General and administrative costs to affiliates (note 2)                         648                  665                    994
   Other general and administrative costs                                          135                  209                    157
                                                                      -----------------    -----------------      -----------------

                                                                                 7,962                9,142                  9,022
                                                                      -----------------    -----------------      -----------------

   Income from operations                                                        2,471                2,471                  4,210
                                                                      -----------------    -----------------      -----------------

Other income:
   Interest income                                                                  75                   54                     36
   Gain on sale of equipment (note 6)                                              169                  281                    333
                                                                      -----------------    -----------------      -----------------

                                                                                   244                  335                    369
                                                                      -----------------    -----------------      -----------------

   Net earnings                                                       $          2,715     $          2,806       $          4,579
                                                                      =================    =================      =================

Allocation of net earnings (note 1(g)):
   General partners                                                   $             63     $             63       $             78
   Limited partners                                                              2,652                2,743                  4,501
                                                                      -----------------    -----------------      -----------------

                                                                      $          2,715     $          2,806       $          4,579
                                                                      =================    =================      =================

Limited partners' per unit share
   of net earnings                                                    $           0.71     $            0.74      $            1.21
                                                                      =================    =================      =================

Limited partners' per unit share
   of distributions                                                   $           1.60     $            1.60      $            1.60
                                                                      =================    =================      =================

Weighted average number of limited
   partnership units outstanding (note 1(l))                                 3,726,977            3,728,358              3,734,955
                                                                      =================    =================      =================


See accompanying notes to financial statements

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (a California Limited Partnership)

                         Statements of Partners' Capital

                  Years ended December 31, 1997, 1996 and 1995
                             (Amounts in thousands)

                                                                       Partners' Capital
                                                    ---------------------------------------------------------
                                                       General              Limited                Total
                                                    --------------       ---------------       --------------
Balances at December 31, 1994                       $         (90)       $       49,458        $      49,368

Distributions                                                 (78)               (5,975)              (6,053)

Redemptions (note 1(m))                                         -                  (129)                (129)

Net earnings                                                   78                 4,501                4,579
                                                    --------------       ---------------       --------------

Balances at December 31, 1995                                 (90)               47,855               47,765
                                                    --------------       ---------------       --------------

Distributions                                                 (63)               (5,965)              (6,028)

Redemptions (note 1(m))                                         -                   (16)                 (16)

Net earnings                                                   63                 2,743                2,806
                                                    --------------       ---------------       --------------

Balances at December 31, 1996                                 (90)               44,617               44,527
                                                    --------------       ---------------       --------------

Distributions                                                 (63)               (5,963)              (6,026)

Redemptions (note 1(m))                                         -                    (1)                  (1)

Net earnings                                                   63                 2,652                2,715
                                                    --------------       ---------------       --------------

Balances at December 31, 1997                       $         (90)       $       41,305        $      41,215
                                                    ==============       ===============       ==============


See accompanying notes to financial statements


                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (a California Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995
                             (Amounts in thousands)

                                                                                           1997             1996              1995
                                                                                     ---------------  ---------------   ------------
Cash flows from operating activities:
   Net earnings                                                                       $       2,715   $        2,806    $     4,579
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation and equipment write-down                                                 4,076            5,400          4,230
        (Decrease) increase in allowance for doubtful accounts                                  (49)            (230)           274
        Gain on sale of equipment                                                              (169)            (281)          (333)
        Changes in assets and liabilities:
           Decrease in net investment in direct financing leases                                241              440            356
           Decrease in accounts receivable                                                      311              495            158
           Decrease in due from affiliates, net                                               1,586              492              2
           (Increase) decrease in prepaid expenses                                              (70)               -              2
           Increase (decrease) in accounts payable and accrued liabilities                        1               (1)           (63)
           (Decrease) increase in accrued damage protection plan costs                          (37)             (58)           102
           (Decrease) increase in warranty claims                                              (213)            (214)           371
                                                                                     ---------------  ---------------   ------------

              Net cash provided by operating activities                                       8,392            8,849          9,678
                                                                                     ---------------  ---------------   ------------

Cash flows from investing activities:
   Proceeds from sale of equipment                                                            3,049            2,105          2,157
   Equipment purchases                                                                       (6,084)          (3,688)        (5,842)
                                                                                     ---------------  ---------------   ------------

              Net cash used in investing activities                                          (3,035)          (1,583)        (3,685)
                                                                                     ---------------  ---------------   ------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                      (1)             (16)          (129)
   Distributions to partners                                                                 (6,030)          (6,084)        (6,010)
                                                                                     ---------------  ---------------   ------------

              Net cash used in financing activities                                          (6,031)          (6,100)        (6,139)
                                                                                     ---------------  ---------------   ------------

Net (decrease) increase in cash                                                                (674)           1,166           (146)

Cash at beginning of period                                                                   1,655              489            635
                                                                                     ---------------  ---------------   ------------

Cash at end of period                                                                 $         981   $        1,655    $       489
                                                                                     ===============  ===============   ============


See accompanying notes to financial statements

                    Textainer Equipment Income Fund II, L.P.
                       (a California Limited Partnership)

                       Statements of Cash Flows--Continued
                  Years ended December 31, 1997, 1996 and 1995
                             (Amounts in thousands)

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of Equipment purchases, distributions to partners, and proceeds from sale of Equipment which had not been paid or received by the Partnership as of December 31, 1997, 1996, 1995 and 1994, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                1997            1996           1995           1994
                                                                ----            ----           ----           ----
Equipment purchase included in:
     Due to affiliates.............................           $   (3)         $   27         $   85         $   27
     Equipment purchases payable...................              342             426            400            599

Distributions to partners included in:
     Due to affiliates.............................                6              10             63             17
     Accounts payable & accrued liabilities........               77              77             80             83

Proceeds from sale of Equipment included in:
     Due from affiliates...........................              566             498            404            346
     Accounts receivable...........................                -              -              87             54

The following table summarizes the amounts of Equipment purchases, distributions to partners, and proceeds from sale of Equipment recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.

                                                                              1997            1996           1995
                                                                              ----            ----           ----

Equipment purchases recorded.........................................       $5,970          $3,656         $5,701
Equipment purchases paid.............................................        6,084           3,688          5,842

Distributions to partners declared...................................        6,026           6,028          6,053
Distributions to partners paid.......................................        6,030           6,084          6,010

Proceeds from sale of Equipment recorded.............................        3,117           2,112          2,248
Proceeds from sale of Equipment received.............................        3,049           2,105          2,157


See accompanying notes to financial statements

                    Textainer Equipment Income Fund II, L.P.
                       (a California Limited Partnership)

                          Notes to Financial Statements
                  Years ended December 31, 1997, 1996 and 1995
           (Amounts in thousands except for unit and per unit amounts)

Note 1    Summary of Significant Accounting Policies

      (a)  Nature of Operations

      Textainer Equipment Income Fund II, L.P. (TEIF II or the Partnership), a California limited partnership, with a maximum life of 20 years, was formed on July 11, 1989. The Partnership was formed to engage in the business of owning, leasing and selling both new and used equipment related to the international containerized cargo shipping industry, including, but not limited to, containers, trailers and other container-related equipment (the Equipment). TEIF II offered units representing limited partnership interests (Units) to the public until January 15, 1991, the close of the offering period, when a total of 3,750,000 Units had been purchased for a total of $75,000.

      Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership and is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited (TGH). The General
      Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services related to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.
      The General Partners manage and control the affairs of the Partnership.

      (b)  Basis of Accounting

      The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned according to the terms of the Equipment rental contracts. These contracts are classified as operating leases, or direct financing leases if they so qualify under Statement of Financial Accounting Standards No. 13: "Accounting for Leases". Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's Equipment under short-term operating leases.

      (c)  Use of Estimates

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      (d)  Fair Value of Financial Instruments

      In accordance with the Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 1997 and 1996, the fair value of the Partnership's financial instruments approximate the related book value of such instruments.

      (e)  Equipment

      The Equipment is recorded at the cost of the assets purchased, which includes acquisition fees, less depreciation charged. Depreciation of new Equipment is computed using the straight-line method over its estimated useful life of 12 years to a 28% salvage value. Used Equipment is depreciated based upon its estimated remaining useful life at the date of acquisition (from 2 to 11 years). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period.

      In accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" (SFAS 121), the Partnership periodically compares the carrying value of the Equipment to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds expected future cash flows, the assets are written down to fair value. Reductions to the carrying value of the Equipment, are described in note 7.

      (f)  Nature of Income from Operations

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

      For the years ended December 31, 1997, 1996 and 1995, no single lessee accounted for more than 10% of the Partnership's revenues.

      (g)  Allocation of Net Earnings and Partnership Distributions

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

      Actual cash distributions to the Limited Partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and Limited Partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded these distributions as an accrued liability at December 31, 1997 and 1996.

      (h)  Income Taxes

      The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

      (i)  Acquisition Fees

      In accordance with the Partnership Agreement, acquisition fees equal to 5% of the Equipment purchase price are paid to TAS (see note 2). These fees are capitalized as part of the cost of the Equipment.

      (j)  Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its Equipment. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at December 31, 1997 and 1996, was $226 and $263, respectively.

      (k) Warranty Claims

      During 1992, 1993 and 1995, the Partnership settled warranty claims against an equipment manufacturer. The Partnership is amortizing the settlement amounts over the remaining estimated useful lives of the applicable Equipment (between six and seven years), reducing maintenance and repair costs over that time. At December 31, 1997 and 1996, the unamortized portion of the settlement amounts was equal to $599 and $812, respectively.

      (l)  Limited Partners' Per Unit Share of Net Earnings and Distributions

      Limited partners per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during the years ended December 31, 1997, 1996 and 1995, which was 3,726,977, 3,728,358, and 3,734,955, respectively.

      (m)  Redemptions

      The following redemption offerings were consummated by the Partnership during the years ended December 31, 1997, 1996 and 1995:

                                                            Units           Average
                                                          Redeemed     Redemption Price    Amount Paid
        Balance at December 31, 1994:                        9,582           $ 12.55            $ 120
                                                             =====                              =====
        Year ended December 31, 1995:
              1st quarter.................                   4,287           $  12.09          $   52
              2nd quarter................                    3,215           $  10.76              35
              3rd quarter.................                   4,042           $  10.40              42
                                                           -------                            -------
                                                            11,544           $  11.13           $ 129
                                                            ======                              =====

        Year ended December 31, 1996:
              1st quarter.................                     250          $    9.44         $     2
              3rd quarter.................                     771          $    9.12               7
              4th quarter.................                     750          $    9.17               7
                                                            ------                           --------
                                                             1,771          $    9.19          $   16
                                                             =====                             ======
        Year ended December 31, 1997:
              1st quarter.................                     126          $    8.71         $     1
                                                           =======                            =======

         Partnership to date...................             23,023           $ 11.54            $ 266
                                                            ======                              =====

      The redemption price is fixed by formula, and varies depending on the length of time the units have been outstanding.

      (n)  Reclassifications

      Certain reclassifications, not affecting net earnings, have been made to prior years' amounts in order to conform with the 1997 financial statement presentation.

Note 2.  Transactions with Affiliates

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an incentive management fee, an acquisition fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $251, $251, and $252 of incentive management fees during the years ended December 31, 1997, 1996 and 1995, respectively, and incurred and capitalized $288, $173, and $281 of equipment acquisition fees as part of Equipment costs during the same periods. No equipment liquidation fees were incurred in 1997, 1996 or 1995.

      The Equipment of the Partnership is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Equipment. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 1997 and 1996. Prior to the Partnership's sale of its storage fleet in 1995 (note 6), TEM had entered into an agreement with its 100%-owned subsidiary Textainer Storage Services (TSS) to manage these storage containers.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. Such fee is either retained by TEM or, prior to the sale of its storage fleet, such fees allocable to TSS were passed through by TEM for services rendered. In 1997, 1996 and 1995, equipment management fees totaled $724, $809, and $893, respectively. The Equipment is leased by TEM and was leased by TSS to third party lessees on operating master leases, spot leases, term leases and full payout net leases. The majority of the Partnership's leases are operating leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS, TEM, and, prior to the sale of the Partnership's storage fleet in 1995, TSS. Total general and administrative costs allocated to the Partnership were $648, $665 and $994 for the years ended December 31, 1997, 1996 and 1995, respectively, of which $352, $348, and $524 were for salaries.

      TEM and TSS allocate these general and administrative costs based on the ratio of the Partnership's interest in the managed Equipment to the total Equipment managed by TEM and TSS during the period. TFS allocates these costs based on the ratio of the Partnership's Equipment to the total Equipment of all limited partnerships managed by TFS. General and administrative costs allocated to the Partnership by TEM and TSS were $572, $577, and $850 for the years ended December 31, 1997, 1996 and 1995, respectively. TFS allocated $76, $88, and $144 of general and administrative costs to the Partnership during the same periods.

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

      At December 31, 1997 and 1996, due from affiliates, net is comprised of:

                                                            1997           1996
                                                            ----           ----
      Due from affiliates:
        Due from TEM...........................            $  152        $ 1,665
                                                           ------        -------

      Due to affiliates:
        Due to TL..............................                 1              1
        Due to TCC.............................                 9              9
        Due to TAS.............................                 -             27
        Due to TFS.............................                25             27
                                                         --------     ----------
                                                               35             64
                                                         ---------    ----------

      Due from affiliates, net                             $  117        $ 1,601
                                                           ======        =======

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM and TSS.

      It is the policy of the Partnership and the General Partners to charge interest on intercompany balances outstanding for more than one month, to the extent such balances relate to loans for Equipment purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest charged on intercompany balances for the years ended 1997, 1996, or 1995.

Note 3.  Rentals Under Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at December 31, 1997. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

      Year ending December 31,

       1998..............................................................  $ 343
       1999..............................................................     86
       2000..............................................................     43
                                                                         -------

       Total minimum future rentals receivable...........................  $ 472
                                                                           =====

Note 4.  Direct Financing Leases

      The Partnership has leased containers under direct finance leases with terms ranging from six months to five years. The components of the net investment in direct financing leases as of December 31, 1997 and 1996 are as follows:

                                                                                  1997             1996
                                                                                  ----            -----

                 Future minimum lease payments receivable....................    $ 650           $ 967
                  Residual value..............................................       -               4
                 Less: unearned income.......................................     (157)           (276)
                                                                               --------         -------

                 Net investment in direct financing leases...................    $ 493           $ 695
                                                                                 =====           =====

      The following is a schedule by year of minimum lease payments receivable under the direct financing leases at December 31, 1997:

                 Year ending December 31:

                 1998...................................................$    262
                 1999...................................................     229
                 2000...................................................     159
                                                                             ---

                 Total minimum lease payments receivable................$    650
                                                                             ===

      Rental income for the years ended December 31, 1997, 1996 and 1995 includes $110, $238, and $165, respectively, of income from direct finance leases.

Note 5.  Income Taxes

      At December 31, 1997, 1996 and 1995, there were temporary differences of $23,653, $26,844, and $26,902, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                                  1997          1996          1995
                                                                                  ----          ----          ----
        Net income per financial statements..............................     $  2,715      $  2,806      $  4,579

        (Decrease) increase in provision for bad debt....................          (49)         (230)          274
        Depreciation for income tax purposes less than (in excess of)
          depreciation for financial statement purposes..................          521        (1,631)       (6,007)
        Gain on sale of fixed assets for federal income tax
          purposes in excess of gain recognized for
          financial statement purposes...................................        2,969         1,679         2,270
        (Decrease) increase in damage protection plan costs                        (37)          (58)          102
        Warranty reserve income for tax purposes in excess of
          financial statement purposes...................................         (213)          298          (141)
                                                                               --------    ----------    ----------

        Net income for federal income tax purposes.......................    $   5,906      $  2,864      $  1,077
                                                                             ==========     ========      ========

Note 6.  Sale of Storage Fleet

      In August 1995, the Partnership sold its container storage fleet, managed by TSS, to an unrelated purchaser. The proceeds from the sale were $603 compared to the Partnership's cost basis in the equipment of $540, resulting in a gain of $63. The Partnership invested the proceeds from this sale in additional marine container rental equipment.

Note 7.  Equipment Write-down

      In the fourth quarter of 1996, a pretax charge of $1,421 was recorded to write down the value of certain equipment. The write-down is the result of an evaluation of the Partnership's ability to recover the net book value of this equipment given the changes in market conditions for this specific container type. The estimated undiscounted cash flows anticipated from these refrigerated containers indicated that a write-down to fair market value was required under SFAS 121. The carrying value of these refrigerated containers was written down to an amount equal to the estimated future discounted cash flows from these refrigerated containers, as there had been no recent sales of this Equipment type to indicate fair value.

      During 1997, it was determined that an additional write-down of $343 was required based on 1997 sales of this Equipment. The write-downs were recorded as additional depreciation expense during 1997 and 1996.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been none.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

As described in the Prospectus, the Registrant's three original general partners were TCC, TEM and TI which comprised the Textainer Group. Effective October 1, 1993, the Textainer Group streamlined its organization by forming a new holding company, Textainer Group Holdings Limited (TGH), and the shareholders of the underlying companies which include the General Partners accepted shares in TGH in exchange for their shares in the individual companies. Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation
(TCC) (prior to its name change on April 4,1994, TCC was known as Textainer (Delaware) Inc.). Textainer Equipment Management Limited (TEM) is an Associate General Partner of the Partnership. Textainer Inc. (TI) was an Associate General Partner of the Partnership through September 30, 1993 when it was replaced in that capacity by Textainer Limited (TL), pursuant to a corporate reorganization effective October 1, 1993, which caused TFS, TEM and TL to fall under the common ownership of TGH. (The Managing General Partner and Associate General Partners are collectively referred to as the General Partners). Pursuant to this restructuring, TI has transferred substantially all of its assets including all of its rights and duties as associate general partner to TL. This transfer was effective from October 1, 1993. The end result was that TFS, TEM and TL now serve as General Partners for the Registrant and are wholly-owned or substantially-owned subsidiaries of TGH. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited
(TAS) is an affiliate of the General Partners, which performs services relative to the acquisition of Equipment outside the United States on behalf of the Partnership. TCC Securities Corporation (TSC), a licensed broker and dealer in securities and an affiliate of the General Partners, was the managing sales agent for the offering of Units for sale.

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

      Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 1997, all Section 16(a) filing requirements were complied with (except that Robert D. Pedersen, a newly appointed director of TEM, filed his initial statement of beneficial interest on Form 3 late, which Form was filed on Form 5). No member of management, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to section 16(a), including Mr. Pedersen, failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:

Name                             Age    Position

Neil I. Jowell                    64    Director and Chairman of TGH, TEM, TL, TCC and TFS
James E. Hoelter                  58    President and CEO of TGH and TL, Director of TGH, TEM, TL, TCC, TFS and TSC
John A. Maccarone                 53    President  and CEO of TEM and TSC, Vice  President of TGH,  Director of TGH,
                                        TEM, TL, TCC, TFS and TSC
John R. Rhodes                    48    Executive  Vice  President,  CFO, and Secretary of TGH, TEM, TL, TCC and TFS
                                        and Director of  TEM, TCC and TFS
Alex M. Brown                     59    Director of TGH, TEM, TL, TCC, TFS and TSC
Harold J. Samson                  76    Director of TGH, TL and TSC
Philip K. Brewer                  41    President of TCC and TFS,  Senior Vice  President - Capital  Markets
                                        for TGH and TL
Robert D. Pedersen                39    Senior Vice President - Marketing for TEM, Director of TEM
Anthony C. Sowry                  45    Vice President - Operations and Acquisitions for TEM
Jens W. Palludan                  47    Regional Vice President - Americas/Africa/Australia for TEM
Wolfgang Geyer                    44    Regional Vice President - Europe/Middle East/Persian Gulf for TEM
Mak Wing Sing                     40    Regional Vice President - South Asia for TEM
Masanori Sagara                   42    Regional Vice President - North Asia for TEM
Stefan Mackula                    45    Vice President - Equipment Resale for TEM
Ernest J. Furtado                 42    Vice  President,  Finance and  Assistant  Secretary of TGH, TL, TEM, TCC and
                                        TFS, Director of TCC and TFS
Richard G. Murphy                 45    Vice President - Risk Management for TEM
Janet S. Ruggero                  49    Vice President - Administration and Marketing Services for TEM
Adnan Z. Abou Ayyash              53    Director of TGH and TL
Isam K. Kabbani                   63    Director of TGH and TL
S. Arthur Morris                  64    Director of TGH, TEM and TL
Dudley R. Cottingham              46    Assistant Secretary, Vice President and Director of TGH, TEM and TL
Cara D. Smith                     35    Member of Investment Advisory Committee
Nadine Forsman                    30    Controller of TCC, TFS and TSC

          Neil I. Jowell is Director and Chairman of TGH, TEM, TL, TCC and TFS and a member of the Investment Advisory Committee (see "Committees" below). He has served on the Board of Trencor Ltd. since 1966 and as Chairman since 1973. He is also a director of Mobile Industries, Ltd. (1969 to present), an Affiliate of Trencor, and a non-executive director of Forward Corporation Ltd. (1993 to present). Trencor is a publicly traded diversified industrial group listed on the Johannesburg Stock Exchange. Its business is the leasing, owning, managing and financing of marine cargo containers worldwide and the manufacture and export of containers for international markets. In South Africa, it is engaged in manufacturing, transport, trading and exports of general commodities. Trencor also has an interest in Forward Corporation Ltd., a publicly traded holding company listed on the Johannesburg Stock Exchange. It has interests in industrial and consumer businesses operating in South Africa and abroad. Mr. Jowell became affiliated with the General Partners and its affiliates when Trencor became, through its beneficial ownership in two controlled companies, a major shareholder of the Textainer Group in 1992. Mr. Jowell has over 36 years' experience in the transportation industry. He holds an M.B.A. degree from Columbia University and a B.Com.L.L.B. from the University of Cape Town.

          James E. Hoelter is President and Chief Executive Officer of TGH and TL, and a director of TGH, TEM, TL, TCC, TFS and TSC. As President and Chief
Executive Officer of TGH, Mr. Hoelter is responsible for overseeing the management of, and coordinating the activities of, TEM, TL, TCC and TFS. In addition, Mr. Hoelter is Chairman of the Credit Committee, the Investment Advisory Committee and the Equipment Investment Committee (see "Committees", below). Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of Intermodal Equipment Associates ("IEA"), a marine container leasing company based in San Francisco. Mr. Hoelter co-founded IEA in 1978 and was president from inception until 1987. From 1976 to 1978, Mr. Hoelter was vice president for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for North America. From 1971 to 1976, he worked for Itel Corporation, San Francisco, where he was director of financial leasing for the container division. Mr. Hoelter received his B.B.A. in finance from the University of Wisconsin, where he currently serves as a member of its Business School's Dean's Advisory Board, and his M.B.A. from the Harvard Graduate School of Business Administration.

          John A. Maccarone is President and CEO of TEM and TSC, Vice President of TGH and a director of TGH, TEM, TL, TCC, TFS and TSC. In this capacity he is responsible for the performance of TEM's worldwide fleet of marine cargo containers. Additionally, he is a member of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding IEA with Mr. Hoelter and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a B.S. degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

          John R. Rhodes is Executive Vice President, Chief Financial Officer and Secretary of TGH, TEM, TL, TCC and TFS and a director of TEM, TCC and TFS. In this capacity he is responsible for all accounting, financial management, and reporting functions for the Textainer Group. He is also a member of the Credit Committee, the Equipment Investment Committee and Investment Advisory Committee (see "Committees", below). Prior to joining Textainer in November 1987, Mr. Rhodes was Vice President of Finance for Greenbrier Capital Corporation in San Francisco, a trailer leasing and management company, from 1986 to 1987; from 1981 to 1985, he was employed by Gelco Rail Services, an intermodal refrigerated trailer company in San Francisco, first in the capacity of Vice President and Controller and then as Senior Vice President and General Manager. Mr. Rhodes' earlier business affiliations include serving as Vice President and General Manager of Itel Capital Corporation and as senior accountant with Arthur Andersen & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.A. in economics from Stanford University and an M.B.A. in accounting from Golden Gate University.

          Alex M. Brown is a director of TGH, TEM, TL, TCC, TFS and TSC. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Mr. Brown is also a director of Trencor Ltd. (1996 to present) and Forward Corporation (1997 to present). Both companies are publicly traded and are listed on the Johannesburg Stock Exchange. Mr. Brown became affiliated with the Textainer Group in April 1986. From 1987 until 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986. From 1993 to 1997, Mr. Brown was Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. Mr. Brown was also Chairman of WACO International Corporation, based in Cleveland, Ohio until 1997.

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

          Philip K. Brewer is President of TCC and TFS and is Senior Vice President Capital Markets for TGH and TL. As President of TCC, Mr. Brewer is responsible for overseeing the management of, and coordinating the activities of TCC and TFS. As Senior Vice President, he is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer. Mr. Brewer is a member of the Credit Committee, the Investment Advisory Committee and the Equipment Investment Committee (see "Committees" below). Prior to joining Textainer in 1996, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing
Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

          Robert D. Pedersen is Senior Vice President - Marketing for TEM and a Director of TEM, responsible for worldwide sales and marketing related activities. Mr. Pedersen is a member of the Equipment Investment Committee and the Credit Committee (see "Committees" below). He joined TEM in 1991 as Regional Vice President for the Americas Region. Mr. Pedersen has extensive experience in the industry having held a variety of positions with Maersk Line, a container shipping line (from 1978 to 1984), XTRA, a container lessor (1985 to 1988) and Klinge Cool, a manufacturer of refrigerated container cooling units (1989 to 1991), where he was worldwide sales and marketing director. Mr. Pedersen is a graduate of the A.P. Moller shipping and transportation program and Merkonom Business School in Copenhagen, majoring in Company Organization.

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

          Jens W. Palludan is based in Hackensack, New Jersey and is Regional Vice President - Americas/Africa/Australia for TEM, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Prior to joining TEM in 1993 Mr. Palludan was General Manager, Equipment and Terminals, where he was responsible for a fleet of over 200,000 TEUs. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

         Wolfgang Geyer is based in Hamburg, Germany and is Regional Vice President - Europe/ Middle East/ Persian Gulf for TEM, responsible for coordinating all leasing activities in these areas of operation. Mr. Geyer joined Textainer in 1993 and was the Marketing Director in Hamburg through July 1997. Mr. Geyer most recently was the Senior Vice President, for Clou Container Leasing, responsible for Clou's leasing activities on a worldwide basis. Mr. Geyer work for Clou from 1991 to 1993. Mr. Geyer spent the remainder of his leasing career, 1975 through 1991, with Itel Container, during which time he held numerous positions in both operations and marketing within the company.

          Mak Wing Sing is based in Singapore and is the Regional Vice President
- South Asia for TEM, responsible for container leasing activities in North/Central People's Republic of China, Hong Kong and South China (PRC), and Southeast Asia. Mr. Mak most recently was the Regional Manager, Southeast Asia, for Trans Ocean Leasing, working there from 1994 to 1996. From 1987 to 1994, Mr. Mak worked with Tiphook as their Regional General Manager, and with OOCL from 1976 to 1987 in a variety of positions, most recently as their Logistics Operations Manager.

          Masanori Sagara is based in Yokohama, Japan and is the Regional Vice President - North Asia for TEM, responsible for Textainer's marketing activities in Japan, Korea, and Taiwan. Mr. Sagara joined Textainer in 1990 and was the company's Marketing Director in Japan through 1996. From 1987 to 1990, he was the Marketing Manager with IEA. Mr. Sagara's other experience in the container leasing business includes marketing management at Genstar from 1984 to 1987 and various container operations positions with Thoresen & Company from 1979 to 1984. Mr. Sagara holds a Bachelor of Science degree in Economics from Aoyama Bakuin University.

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

          Ernest J. Furtado is Vice President, Finance and Assistant Secretary of TGH, TL, TEM, TCC and TFS and a Director of TCC and TFS, in which capacity he is responsible for all accounting, financial management, and reporting functions for TGH, TL, TEM, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

          Richard G. Murphy is Vice President, Risk Management for TEM. Mr. Murphy is responsible for all credit and risk management functions for TEM and supervises the administrative aspects of Equipment acquisitions. He is a member of and acts as secretary to the Credit and Equipment Investment Committees (see "Committees", below). He previously served as TEM's Director of Credit and Risk Management from 1989 to 1991 and as Controller from 1988 to 1989. Prior to the takeover of the management of the Interocean Leasing Ltd. fleet by TEM in 1988, Mr. Murphy held various positions in the accounting and financial areas with that company from 1980, acting as Chief Financial Officer from 1984 to 1988. Prior to 1980, he held various positions with firms of public accountants in the U.K. Mr. Murphy is an Associate of the Institute of Chartered Accountants in England and Wales and holds a Bachelor of Commerce degree from the National University of Ireland.

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

          Sheikh Isam K. Kabbani is a director of TGH and TL. He is Chairman and principal stockholder of the IKK Group, Jeddah, Saudi Arabia, a manufacturing and trading group which is active both in Saudi Arabia and internationally. In 1959 Sheikh Isam Kabbani joined the Saudi Arabian Ministry of Foreign Affairs, and in 1960 moved to the Ministry of Petroleum for a period of ten years. During this time he was seconded to the Organization of Petroleum Exporting Countries
(OPEC). After a period as Chief Economist of OPEC, in 1967 he became the Saudi Arabian member of OPEC's Board of Governors. In 1970 he left the ministry of Petroleum to establish his own business, the National Marketing Group, which has been his principal business activity for the past 18 years. Sheikh Kabbani holds a B.A. degree from Swarthmore College, Pennsylvania, and an M.A. degree in Economics and International Relations from Columbia University.

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

          Cara D. Smith is a member of the Investment Advisory Committee (see "Committees", below). Ms. Smith was the President and Chief Executive Officer of TSC through June 1997 and a director of TCC and TFS through August 1997. Ms. Smith joined Textainer in 1992, and prior to 1996, was Vice President of Marketing. Ms. Smith has worked in the securities industry for the past 13 years. Ms. Smith's extensive experience ranges from compliance and investor relations to administration and marketing of equipment leasing, multi-family housing and tax credit investment programs. She holds five securities licenses and is a registered principal. Ms. Smith is also a member of the International Association of Financial Planners.

         Nadine Forsman is the Controller of TCC, TFS and TSC. In this capacity she is responsible for accounting, financial management and reporting functions for TCC, TFS and TSC as well as overseeing all communications with the Limited Partners and as such, supervises personnel in performing this function. She is a member of the Equipment Investment Committee and the Investment Advisory Committee (See "Committees" below). Prior to joining Textainer in August 1996, Ms. Forsman was employed by KPMG Peat Marwick LLP, holding various positions, the most recent of which was manager, from 1990 to 1996. Ms Forsman holds a B.S. in Accounting and Finance from San Francisco State University and holds a financial and operations principal securities license.

Committees

          The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of Equipment for the Partnership and for other programs organized by the Textainer Group:

          Equipment Investment Committee. The Equipment Investment Committee will review the Equipment leasing programs of the Partnership on a regular basis with emphasis on matters involving Equipment purchases, the Equipment mix in the Partnership's portfolio, Equipment remarketing issues, and decisions regarding ultimate disposition of Equipment. The members of the committee are James E. Hoelter (Chairman), John A. Maccarone, John R. Rhodes, Anthony C. Sowry, Richard
G. Murphy (Secretary), Alex M. Brown, Philip K. Brewer, Robert D. Pedersen, Ernest J. Furtado and Nadine Forsman.

          Credit Committee. The Credit Committee will establish credit limits for every lessee and potential lessee of Equipment and periodically review these limits. In setting such limits, the Credit Committee will consider such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are James E. Hoelter (Chairman), John A. Maccarone, Richard G. Murphy (Secretary), Janet S. Ruggero, John R. Rhodes, Anthony C. Sowry, Philip K. Brewer and Robert D. Pedersen.

          Investment Advisory Committee. The Investment Advisory Committee will review investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are James E. Hoelter (Chairman), John A. Maccarone, Cara D. Smith, Ernest J. Furtado (Secretary), Philip K. Brewer, John R. Rhodes, Nadine Forsman, Harold J. Samson, Alex M. Brown and Neil I. Jowell.


ITEM 11 - EXECUTIVE COMPENSATION

The Registrant has no executive officers and does not reimburse TFS, TEM or TL for the remuneration payable to their executive officers. For information regarding reimbursements made by the Registrant to the General Partners, see
Note 2 of the Financial Statements.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a)      Security Ownership of Certain Beneficial Owners

        There is no person or "Group" who is known to the Registrant to be the beneficial owner of more than five percent of the outstanding units of limited partnership interest in the Registrant.

b)      Security Ownership of Management

        As of January 1, 1998:
                                                        Number
        Name of Beneficial Owner                       Of Units      % All Units

         James E. Hoelter......................          438            0.012%
         John A. Maccarone.....................          500            0.013%
         Harold J. Samson......................        2,500            0.067%
                                                       -----            -----

         Officers and Management as a Group....        3,438            0.092%
                                                       =====            =====

c)      Changes in control

        Inapplicable

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                           (Dollar amounts in thousands)

(a)     Transactions with Management and Others.

      At December 31, 1997 and 1996, net due from affiliates is comprised of:

                                                            1997           1996
                                                            ----           ----
      Due from affiliates:
        Due from TEM...........................             $ 152        $ 1,665
                                                            -----        -------

      Due to affiliates:
        Due to TL..............................                 1              1
        Due to TCC.............................                 9              9
        Due to TAS.............................                 -             27
        Due to TFS. ...........................                25             27
                                                          -------     ----------
                                                               35             64
                                                          -------     ----------

      Due from affiliates, net:                             $ 117        $ 1,601
                                                            =====        =======

       These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees or in the accrual and remittance of net rental revenues from TEM.

       In addition, the Registrant paid or will pay the following amounts to the General Partners and TAS:

       Acquisition fees in connection with the purchase of Equipment on behalf of the Registrant:

                                           1997            1996             1995
                                           ----            ----             ----

       TAS.....................           $ 288         $   173          $   281
                                           ----             ---              ---

       Management fees in connection with the operations of the Registrant:

                                           1997            1996             1995
                                           ----            ----             ----

       TFS..........................      $ 196         $   196          $   197
       TEM and TSS..................        779             864              948
                                          -----           -----            -----
       Total........................      $ 975         $ 1,060          $ 1,145
                                          =====           =====            =====

       Reimbursement  for   administrative  costs  in  connection  with  of  the
       operations of the Registrant:

                                           1997            1996             1995
                                           ----            ----             ----

       TFS...........................     $  76         $    88          $   144
       TEM and TSS...................       572             577              850
                                            ---             ---              ---
       Total.........................     $ 648         $   665          $   994
                                            ===             ===              ===

(b)     Certain Business Relationships

        Inapplicable.

(c)     Indebtedness of Management

        Inapplicable.

(d)     Transactions with Promoters

        Inapplicable.

       See the "Management" and "Compensation of Affiliates" section of the Registrant's Prospectus, as supplemented, and the Notes to the Financial Statements in Item 8.


                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


a)      1.   Audited  financial  statements of the Registrant for the year ended
             December 31, 1997 are contained in Item 8 of this Report.

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

b) During the year ended 1997, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule







The Partners
Textainer Equipment Income Fund II, L.P.:

Under the date of February 18, 1998, we reported on the balance sheets of Textainer Equipment Income Fund II, L.P. (the Partnership) as of December 31, 1997 and 1996, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 1997 which are included in the 1997 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








San Francisco, California
February 18, 1998

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A California Limited Partnership)

                 Schedule II - Valuation and Qualifying Accounts

                             (Amounts in thousands)

                                                           Charged                                       Balance
                                          Balance at      to Costs        Charged                         at End
                                          Beginning            and       to Other                             of
                                          of Period       Expenses       Accounts      Deduction          Period
For the year ended December 31, 1997:

Allowance for
 doubtful accounts                        $    1,073      $     92       $      -      $   (141)        $  1,024
                                              ------         -----         ------         ------          ------

Damage protection
 plan reserve                             $      263           239       $      -      $   (276)        $    226
                                               -----         -----         ------         ------         -------



For the year ended December 31, 1996:

Allowance for
 doubtful accounts                        $    1,303      $    (97)      $      -      $   (133)        $  1,073
                                               -----        ------         ------         ------          ------

Damage protection
 plan reserve                             $      321      $    218       $      -      $   (276)        $    263
                                               -----          ----         ------         ------         -------


For the year ended December 31, 1995:

Allowance for
 doubtful accounts                        $    1,029      $    512       $      -      $   (238)        $  1,303
                                               -----          ----         ------         ------          ------

Damage protection
 plan reserve                             $      219      $    338       $      -      $   (236)        $    321
                                               -----          ----         ------         ------         -------


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

                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner

                                     By________________________________
                                        John R. Rhodes
                                        Executive Vice President

Date:  March 26,  1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date


________________________________                 Executive Vice President                     March 26,  1998
John R. Rhodes                                   (Principal Financial and
                                                 Accounting Officer), and
                                                 Secretary



________________________________                 President (Principal Executive               March 26,  1998
Philip K. Brewer                                 Officer)



________________________________                 Vice President, Finance,                     March 26,  1998
Ernest J. Furtado                                Assistant Secretary and Director



________________________________                 Director                                     March 26,  1998
James E. Hoelter



________________________________                 Director                                     March 26,  1998
John A. Maccarone


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


                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     (A California Limited Partnership)

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner

                                     By /s/John R. Rhodes
                                       ________________________________
                                        John R. Rhodes
                                        Executive Vice President

Date:  March 26, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date


/s/John R. Rhodes                                Executive Vice President                     March 26, 1998
________________________________                 (Principal Financial and
John R. Rhodes                                   Accounting Officer), and
                                                 Secretary


/s/Philip K. Brewer                              President(PrincipalExecutive                 March 26, 1998
________________________________                 Officer)
Philip K. Brewer



/s/Ernest J. Furtado                             Vice President, Finance                      March 26, 1998
________________________________                 Assistant Secretary and Director
Ernest J. Furtado



/s/James E. Hoelter                              Director                                     March 26, 1998
________________________________
James E. Hoelter



/s/John A. Maccarone                             Director                                     March 26, 1998
________________________________
John A. Maccarone
