Form 10-Q
period 1998-03-31
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 1998-05-15
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 14, 1998


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 1998.

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



                  For the quarterly period ended March 31, 1998


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

                      Quarterly Report on Form 10Q for the
                          Quarter Ended March 31, 1998

                                Table of Contents


                                                                                                        Page

          Item 1.  Financial Statements
                   Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997....................    3

                   Statements of Earnings for the three months ended
                   March 31, 1998 and 1997 (unaudited)..................................................    4

                   Statements of Partners' Capital for the three months ended
                   March 31, 1998 and 1997 (unaudited)..................................................    5

                   Statements of Cash Flows for the three months
                   ended March 31, 1998 and 1997 (unaudited)............................................    6

                   Notes to Financial Statements (unaudited)............................................    8


          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations............................................................   13





                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (a California Limited Partnership)

                                 Balance Sheets

                      March 31, 1998 and December 31, 1997
                             (Amounts in thousands)


                                                                                1998                   1997
                                                                           ---------------        ---------------
                                                                            (unaudited)
Assets
Container rental equipment, net of accumulated
    depreciation of $21,847 (1997:  $22,257)                                     $ 36,892               $ 38,315
Cash                                                                                1,773                    981
Net investment in direct financing leases (note 7)                                    606                    493
Accounts receivable, net of allowance for doubtful
     accounts of $431 (1997:  $1,024) (note 8)                                      2,602                  2,864
Due from affiliates, net (note 5)                                                     201                    117
Prepaid expenses                                                                       94                     95
                                                                           ---------------        ---------------


                                                                                 $ 42,168               $ 42,865
                                                                           ===============        ===============
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                                 $ 264                  $ 254
   Accrued liabilities                                                                169                    229
   Accrued damage protection plan costs (note 2)                                      240                    226
   Warranty claims (note 3)                                                           545                    599
   Container purchases payable                                                        322                    342
                                                                           ---------------        ---------------

      Total liabilities                                                             1,540                  1,650
                                                                           ---------------        ---------------

Partners' capital:
   General partners                                                                   (90)                   (90)
   Limited partners                                                                40,718                 41,305
                                                                           ---------------        ---------------

      Total partners' capital                                                      40,628                 41,215
                                                                           ---------------        ---------------

Commitments (note 11)
                                                                                 $ 42,168               $ 42,865
                                                                           ===============        ===============

See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (a California Limited Partnership)

                             Statements of Earnings

               For the three months ended March 31, 1998 and 1997
               (Amounts in thousands except for unit and per unit
                                    amounts)
                                   (unaudited)

                                                                           1998                1997
                                                                      ---------------     ---------------
Rental income                                                             $    2,643          $    2,524
                                                                      ---------------     ---------------

Costs and expenses:
   Direct container expenses                                                     618                 396
   Bad debt benefit                                                              (21)                (11)
   Depreciation                                                                  867               1,007
   Professional fees                                                               6                   7
   Management fees to affiliates (note 5)                                        209                 237
   General and administrative costs to affiliates (note 5)                       166                 179
   Other general and administrative costs                                         32                  33
                                                                      ---------------     ---------------

                                                                               1,877               1,848
                                                                      ---------------     ---------------

   Income from operations                                                        766                 676
                                                                      ---------------     ---------------

Other income:
   Interest income                                                                17                  25
   Gain on sale of containers (note 9)                                           137                   6
                                                                      ---------------     ---------------

                                                                                 154                  31
                                                                      ---------------     ---------------

   Net earnings                                                           $      920          $      707
                                                                      ===============     ===============

Allocation of net earnings (note 5):
   General partners                                                       $       15          $       15
   Limited partners                                                              905                 692
                                                                      ---------------     ---------------

                                                                          $      920          $      707
                                                                      ===============     ===============

Limited partners' per unit share
   of net earnings                                                        $     0.24          $     0.19
                                                                      ===============     ===============

Limited partners' per unit share
   of distributions                                                       $     0.40          $     0.40
                                                                      ===============     ===============

Weighted average number of limited
   partnership units outstanding                                           3,726,977           3,726,977
                                                                      ===============     ===============


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (a California Limited Partnership)

                         Statements of Partners' Capital

               For the three months ended March 31, 1998 and 1997
                             (Amounts in thousands)
                                   (unaudited)

                                                                        Partners' Capital
                                                    ----------------------------------------------------------
                                                      General               Limited                Total
                                                    -------------       ----------------       ---------------
Balances at January 1, 1997                                $ (90)              $ 44,617              $ 44,527

Distributions                                                (15)                (1,491)               (1,506)

Redemptions (note 10)                                          -                     (1)                   (1)

Net earnings                                                  15                    692                   707
                                                    -------------       ----------------       ---------------

Balances at March 31, 1997                                 $ (90)              $ 43,817              $ 43,727
                                                    =============       ================       ===============

Balances at January 1, 1998                                $ (90)              $ 41,305              $ 41,215

Distributions                                                (15)                (1,492)               (1,507)

Net earnings                                                  15                    905                   920
                                                    -------------       ----------------       ---------------

Balances at March 31, 1998                                 $ (90)              $ 40,718              $ 40,628
                                                    =============       ================       ===============


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (a California Limited Partnership)

                            Statements of Cash Flows

               For the three months ended March 31, 1998 and 1997
                             (Amounts in thousands)
                                   (unaudited)

                                                                                          1998             1997
                                                                                     ---------------   --------------
Cash flows from operating activities:
   Net earnings                                                                               $ 920            $ 707
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation                                                                            867            1,007
        Decrease in allowance for doubtful accounts, excluding
            write off (note 8)                                                                  (77)             (43)
        Gain on sale of containers (note 9)                                                    (137)              (6)
        Changes in assets and liabilities:
           Proceeds from principal payments of direct financing leases                           53               69
           Decrease in accounts receivable, excluding write off (note 8)                        339              289
           (Increase) decrease in due from affiliates, net                                     (190)           1,209
           Decrease in prepaid expenses                                                           1                6
           Decrease in accounts payable and accrued liabilities                                 (50)             (66)
           Increase (decrease) in accrued damage protection plan costs                           14              (40)
           Decrease in warranty claims                                                          (54)             (53)
                                                                                     ---------------   --------------


              Net cash provided by operating activities                                       1,686            3,079
                                                                                     ---------------   --------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                             963              486
   Container purchases                                                                         (350)          (2,128)
                                                                                     ---------------   --------------

              Net cash provided by (used in) investing activities                               613           (1,642)
                                                                                     ---------------   --------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                       -               (1)
   Distributions to partners                                                                 (1,507)          (1,513)
                                                                                     ---------------   --------------

              Net cash used in financing activities                                          (1,507)          (1,514)
                                                                                     ---------------   --------------

Net increase (decrease) in cash                                                                 792              (77)

Cash at beginning of period                                                                     981            1,655
                                                                                     ---------------   --------------

Cash at end of period                                                                       $ 1,773          $ 1,578
                                                                                     ===============   ==============


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A California Limited Partnership)

                       Statements of Cash Flows--Continued

               For the three months ended March 31, 1998 and 1997
                             (Amounts in thousands)
                                   (unaudited)


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of March 31, 1998 and 1997, and December 31, 1997 and 1996, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997.

                                                                  Mar. 31        Dec. 31        Mar. 31     Dec. 31
                                                                     1998           1997           1997        1996
                                                                  -------        -------        -------     -------
Container purchases included in:
   Due (from) to affiliates, net..............................    $    (1)     $    (3)       $    63        $    27
   Containers purchases payable................................        322          342            761            426

Distributions to partners included in:
   Due to affiliates..........................................          6            6              6             10
   Accounts payable and accrued liabilities...................         77           77             74             77

Proceeds from sale of containers included in:
   Due from affiliates........................................        462          566            585            498

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1998 and 1997.

                                                                                                  1998         1997

Container purchases recorded..........................................................         $   332    $   2,499
Container purchases paid..............................................................             350        2,128

Distributions to partners declared....................................................           1,507        1,506
Distributions to partners paid........................................................           1,507        1,513

Proceeds from sale of containers recorded.............................................             859          573
Proceeds from sale of containers received.............................................             963          486


See accompanying notes to financial statements



                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                       (A California Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1998
               (Amounts in thousands except for per unit amounts)
                                   (unaudited)

Note 1.  General

     Textainer Equipment Income Fund II, L.P. (the Partnership), a California Limited Partnership with a maximum life of 20 years, was formed in 1989. The Partnership owns and leases a fleet of intermodal marine cargo containers which are leased to international shipping lines.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital, and cash flows for the three-month periods ended March 31, 1998 and 1997, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying Notes included in the Partnership's audited financial statements as of December 31, 1997, in the Annual Report filed on Form 10K.

     Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.  Damage Protection Plan

     The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at March 31, 1998 and December 31, 1997, was $240 and $226, respectively.


Note 3.  Warranty Claims

     During 1992, 1993 and 1995, the Partnership settled warranty claims against an equipment manufacturer relating to certain containers. The Partnership is amortizing the settlement amounts over the remaining estimated useful lives of the these containers (between six and seven years), reducing maintenance and repair costs over that time. At March 31, 1998 and December 31, 1997, the unamortized portion of the settlement amounts was equal to $545 and $599, respectively.

Note 4.  Acquisition of Containers

     During  the  three-month  periods  ended  March  31,  1998  and  1997,  the
     Partnership   purchased   containers  with  a  cost  of  $332  and  $2,499,
     respectively.


Note 5.  Transactions with Affiliates

     Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership. TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners. The General Partners also act in this capacity for other limited partnerships. Textainer Acquisition Services Limited (TAS) is an affiliate of the General Partners which performs services relative to the acquisition of containers outside the United States on behalf of the Partnership. TCC, TEM, TL and TAS are subsidiaries of Textainer Group Holdings Limited (TGH). The General Partners manage and control the affairs of the Partnership.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners or TAS an acquisition fee, an incentive management fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $17 and $103 of equipment acquisition fees as part of container rental equipment costs for the three-month periods ended March 31, 1998 and 1997, respectively, and incurred $63 of incentive management fees in both periods. No equipment liquidation fees were incurred in either period.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at March 31, 1998 and December 31,1997.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. For the three-month periods ended March 31, 1998 and 1997 these fees totaled $146 and $174, respectively. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. Total general and administrative costs allocated to the Partnership were $166 and $179 for the three-month periods ended March 31, 1998 and 1997, respectively, of which $79 and $91 were for salaries.

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. General and administrative costs allocated to the Partnership by TEM were $151 and $157 for the three-month periods ended March 31, 1998 and 1997, respectively. TFS allocated $15 and $22 of general and administrative costs to the Partnership during the same periods.

     The General Partners or TAS may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners or TAS are entitled to an acquisition fee for any containers resold to the Partnership.

     At March 31, 1998 and December 31, 1997, due from affiliates, net is comprised of:

                                                         1998               1997
                                                         ----               ----
     Due from affiliates:
      Due from TEM.............................         $ 241              $ 152
                                                         ----               ----

     Due to affiliates:
      Due to TFS...............................            25                 25
      Due to TL................................             1                  1
      Due to TCC...............................            14                  9
                                                        -----               ----
                                                           40                 35
                                                        -----               ----

     Due from affiliates, net....................       $ 201              $ 117
                                                         ====               ====

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

     It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest charged on amounts due to the General Partners for the three-month periods ended March 31, 1998 or 1997.

Note 6.  Rentals Under Operating Leases

     The following are the future minimum rent receivables under cancelable long-term operating leases at March 31, 1998. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

                  Year ending March 31:

                  1999.............................................        $ 288
                  2000.............................................           23
                  2001.............................................            9
                                                                            ----

                  Total minimum future rentals receivable..........        $ 320
                                                                            ====

Note 7.  Direct Financing Leases

     The components of the net investment in direct financing leases at March 31, 1998 and December 31, 1997 are as follows:

                                                             1998          1997
                                                             ----          ----
     Future minimum lease payments receivable..........     $ 798         $ 650
     Residual value ...................................         -             -
     Less: unearned income ............................      (192)         (157)
                                                            -----         -----

     Net investment in direct financing leases ........     $ 606         $ 493
                                                             ====          ====

     The following is a schedule by year of minimum lease payments receivable under the eight direct financing leases as of March 31, 1998:

       Year ending March 31:

       1999.................................................             $   344
       2000.................................................                 316
       2001.................................................                 138
                                                                            ----

       Total minimum lease payments receivable..............             $   798
                                                                            ====

     Rental income for the three-month periods ended March 31, 1998 and 1997 includes $32 and $64, respectively, of income from direct financing leases.

Note 8.   Accounts Receivable Write-Off

     During the three-month period ending March 31, 1998, the Partnership wrote-off $516 of delinquent receivables from two lessees against which reserves were recorded in 1994 and 1995.

Note 9.   Insurance Proceeds

     In February 1998, the Partnership wrote-off 32 containers held by a lessee that were deemed unrecoverable. These containers had a net book value of $175 for which the Partnership received insurance proceeds of $202 resulting in a gain of $27.

Note 10.  Redemptions

     The following redemption offerings were consummated by the Partnership during the three-month period ended March 31, 1997:

                                                      Units                Average
                                                     Redeemed          Redemption Price             Amount Paid

       Balance at December 31, 1996                    22,897               $11.56                    $  265

       Quarter ended:
       March 31, 1997........................             126               $ 8.71                         1
                                                       ------                                          -----


       Partnership to date...................          23,023               $11.54                    $  266
                                                       ======                                          =====


     There were no redemptions during the three-month period ended March 31, 1998. The redemption price is fixed by formula.

Note 11.  Commitments

     At March 31, 1998, the Partnership has committed to purchase 110 new containers at an approximate total purchase price of $370 which includes acquisition fees of $18. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase these containers on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1998 and 1997. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From November 8, 1989 until January 15, 1991, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on December 19, 1989, and on January 15, 1991 the Partnership had received its maximum subscription amount of $75,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 1998 the Partnership did not redeem any units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the three-month period ended March 31, 1998, the Partnership declared cash distributions to limited partners pertaining to the period from December
1997 through February 1998, in the amount of $1,492. These distributions represent a return of 8% on original capital (measured on an annualized basis) on each unit. On a cash basis, all of these distributions were from operations. On a GAAP basis, $587 of these distributions was a return of capital and the balance was from net earnings.

Net cash provided by operating activities for the three-month periods ending March 31, 1998 and 1997, was $1,686 and $3,079, respectively. The decrease of $1,393, or 45%, is primarily attributable to the $190 increase in due from affiliates, net for the three month period ended March 31, 1998 compared to a $1,209 decrease in due from affiliates, net during the comparable period in 1997. Fluctuations in due from affiliates, net result from timing differences in the payment of expenses and fees and or in the remittance of net rental revenues.

For the three-month period ending March 31, 1998, net cash provided by investing activities (the purchase and sale of containers) was $613, compared to net cash used in investing activities of $1,642 for the same period in 1997. The difference of $2,255 is primarily due to the Partnership having purchased significantly more containers during the three-month period ended March 31, 1997 than in the comparable period in 1998. The General Partners believe that these differences reflect normal fluctuations in container sales and purchases. However, recent container purchases (reinvestment) have been lower than anticipated due to the adverse effect of market conditions on cash available for reinvestment. Market conditions are discussed more fully below under "Results of Operations". Consistent with its investment objectives and the General Partners' determination that containers can be profitably sold or bought at any time, the Partnership intends to reinvest all or a significant amount of proceeds from future container sales in additional containers. The Partnership sells containers as they reach the end of their estimated useful life however, additional containers purchased may not equal the number of containers sold.

At March 31, 1998, the Partnership has committed to purchase 110 new containers at an approximate total purchase price of $370 which includes acquisition fees of $18. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase these containers on behalf of the Partnership. At March 31, 1998 the Partnership had sufficient cash on hand to meet these commitments. In the event the Partnership decides not to purchase these containers, one of the General Partners or an affiliate of the General Partners will retain the containers for its own account.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the three-month periods ended March 31, 1998 and 1997, as well as certain other factors as discussed below. The following is a summary of the size of the container fleet (in units) available for lease during those periods:

                                                         1998           1997
                                                         ----           ----

               Opening container fleet.............     17,697         18,016
               Closing container fleet.............     17,297         18,081
               Average container fleet.............     17,497         18,049


The decline in the average inventory from the three-month period ending March 31, 1997 to the equivalent period in 1998 was due to the Partnership having sold more containers than it purchased since March 31, 1997. Although sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. When containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This factor has contributed to a slower rate of reinvestment than had been expected by the General Partners. This trend is expected to continue.

Rental income and direct container expenses are also affected by utilization of the containers, which was 79% and 74% on average during the three-month periods ended March 31, 1998 and 1997, respectively. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 1998 and 1997.

The Partnership's income from operations for the three-month periods ending March 31, 1998 and 1997 was $766 and $676, respectively, on rental income of $2,643 and $2,524, respectively. The increase in rental income of $119, or 5%, from the three-month period ended March 31, 1997 to the comparable period in 1998 was primarily attributable to an increase in other rental income which is discussed below. Income from container rentals, the major component of total revenue, decreased $74, or 3%, from the three-month period ending March 31, 1997 to the same period in 1998. This decrease was primarily due to the decrease in average rental rates of 4% and the decrease in containers available for lease of 3%, offset by the increase in average utilization of 7%, and the decrease in average leasing incentives of 14%.

Container utilization and rental rates declined during 1996 and 1997 primarily due to decreased demand for leased containers and increased competition. The decrease in demand for leased containers resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the 1995 and 1996 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade;
(ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines reducing their ratio of leased versus owned containers by purchasing containers. This decreased demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, resulted in downward pressure on rental rates, also caused leasing companies to offer higher leasing incentives and other discounts to shipping lines. Rental rates were also adversely affected by a drop in the purchase price of new containers which resulted in additional downward pressure on rental rates.

Utilization increased during the second and third quarters of 1997 and began declining again during the fourth quarter of 1997 and into the first quarter of 1998. Despite these declines, utilization for the first quarter of 1998 was greater than the average first quarter 1997 utilization and greater than the average utilization for the year ended December 31, 1997. Rental rates stabilized during the later half of the first quarter of 1998 and, overall, were comparable to fourth quarter 1997 rental rates. Leasing incentives reached a high during mid-1997, began declining during the second half of 1997, and have stabilized during the first quarter of 1998. The improvement in utilization and the stabilization in rental rates and leasing incentives are primarily due to increased demand in Asia. The weakening of many Asian currencies resulted in a significant increase in exports which has created a strong demand for containers in Asia. The General Partners believe that market conditions have stabilized and may be slowly improving; however, for the near term, the General Partners do not foresee any material changes in existing market conditions and caution that both utilization and lease rates could decline again, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases. At March 31, 1998 and 1997, there were 209 and 75 containers under direct financing leases, respectively.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for picking up containers from surplus locations less credits granted to lessees for leasing containers from less desirable locations (location income), income for handling and returning containers and income from charges to lessees for a Damage Protection Plan
(DPP). For the three months ended March 31, 1998, the total of these other rental income items was $437, an increase of $193, or 79%, from the equivalent period in 1997. The primary component of this increase was an increase in location income of $162 which increased due to the inclusion of certain credits received during 1997 and 1998 which had previously been applied against repositioning expense and also due to an increase in the average drop-off charge per container and a decrease in credits given to lessees to pick up containers from certain locations.

Direct container expenses increased $222, or 56%, for the three-month period ending March 31, 1998 compared to the equivalent period in 1997. The increase was primarily due to increases in repositioning and DPP expenses of $154 and $65, respectively. Repositioning expense increased due to the removal of certain credits from repositioning costs to other rental income as discussed above, and due to a greater number of containers being transported from surplus locations to demand locations. DPP expense increased due to a greater number of containers requiring repair, offset by a lower average repair cost per container.

Bad debt benefit for the three-month periods ending March 31, 1998 and 1997 was $21 and $11, respectively. The benefit recorded in 1998 was primarily due to the Partnership writing-off certain receivables that had reserves in excess of the receivable.

Depreciation expense decreased $140, or 14%, between the three-month periods ending March 31, 1998 and 1997 primarily due to the smaller average fleet size and due to certain containers having been acquired used, which have now been fully depreciated.

Management fees to affiliates decreased $28, or 12%, from the three-month period ended March 31, 1997 to the comparable period ending in 1998 primarily due to an adjustment made to reduce equipment management fees resulting from the write-off of receivables for two lessees.

General and administrative costs to affiliates decreased $13, or 7%, from the three-month period ended March 31, 1997 to the comparable period in 1998 due to a decrease in overhead costs allocated by TFS and TEM.

Other income increased $123 primarily due to an increase in gain on sale of containers between the three-month periods ending March 31, 1998 and 1997. Gain on sale of containers increased primarily due to the write-off of certain containers held by a lessee that were deemed unrecoverable for which the Partnership received insurance proceeds for these containers in excess of their net book value.

Net earnings per limited partnership unit increased from $0.19 to $0.24 from the three-month period ending March 31, 1997 compared to the same period in 1998, reflecting the increase in limited partners net earnings from $692 to $905, respectively.

Many computer systems may experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. Certain of the Partnership's and General Partner's core internal systems that have recently been implemented are year 2000 compliant. The remaining core internal systems are scheduled to be revised to be year 2000 compliant by the end of 1998. Based on its initial evaluation, the Partnership and the General Partners do not believe that the cost of remedial actions relating to these systems will have a material adverse effect on the Partnership's results of operations and financial condition. Additionally, the Partnership and the General Partners are also completing a preliminary assessment of year 2000 issues not related to its core systems, including issues surrounding systems that interface with external third parties.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep the containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1998 which would result in such a risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of Partnership's business.

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



Date:   May 14, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                      Date



_____________________                    Executive Vice President                   May 14, 1998
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary


_____________________                    President (Principal Executive             May 14, 1998
Philip K. Brewer                         Officer)




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


                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     (A California Limited Partnership)

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner


                                     By    /s/ John R. Rhodes
                                          ________________________________
                                          John R. Rhodes
                                          Executive Vice President



Date:    May 14, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                Title                                        Date



/s/ John R. Rhodes                       Executive Vice President                     May 14, 1998
_____________________                    (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary


/s/ Philip K. Brewer                     President (Principal Executive               May 14, 1998
_____________________                    Officer)
Philip K. Brewer

