Form 10-Q
period 1998-06-30
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 1998-08-13
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 13, 1998


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Company") the Company's Quarterly Report on Form 10Q for the Second Quarter ended June 30, 1998.

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


                  For the quarterly period ended June 30, 1998


                         Commission file number 0-19145


                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                        A California Limited Partnership
             (Exact name of Registrant as specified in its charter)


           California                                            94-3097644
  (State or other jurisdiction                                 (IRS Employer
 of incorporation or organization)                           Identification No.)

 650 California Street, 16th Floor
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

Quarterly Report on Form 10Q for the
Quarter Ended June 30, 1998

Table of Contents
-------------------------------------------------------------------------------------------------------------------

                                                                                                               Page


Item 1.   Financial Statements

          Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997..................................    3


          Statements of Earnings for the three and six months
          ended June 30, 1998 and 1997 (unaudited)..........................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 1998 and 1997 (unaudited)..........................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 1998 and 1997 (unaudited)..........................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   13




TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 1998 and December 31, 1997
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------------


                                                                                  1998                 1997
                                                                              --------------       -------------
                                                                               (unaudited)
Assets
Container rental equipment, net of accumulated
    depreciation of $21,608 (1997:  $22,257)                                $        36,465      $       38,315
Cash                                                                                  1,611                 981
Net investment in direct financing leases (note 7)                                      551                 493
Accounts receivable, net of allowance for doubtful
     accounts of $377 (1997:  $1,024) (note 8)                                        2,420               2,864
Due from affiliates, net (note 5)                                                       234                 117
Prepaid expenses                                                                         63                  95
                                                                              --------------       -------------
                                                                            $        41,344      $       42,865
                                                                              ==============       =============
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                         $           306      $          254
   Accrued liabilities                                                                  135                 152
   Accrued damage protection plan costs (note 2)                                        232                 226
   Warranty claims (note 3)                                                             492                 599
   Container purchases payable                                                          247                 342
   Deferred quarterly distributions                                                      75                  77
                                                                              --------------       -------------
      Total liabilities                                                               1,487               1,650
                                                                              --------------       -------------

Partners' capital:
   General partners                                                                     (90)                (90)
   Limited partners                                                                  39,947              41,305
                                                                              --------------       -------------
      Total partners' capital                                                        39,857              41,215
                                                                              --------------       -------------
Commitments (note 10)
                                                                            $        41,344      $       42,865
                                                                              ==============       =============

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three and six months ended June 30, 1998 and 1997  (Amounts in thousands except for unit and per unit amounts) (unaudited)
------------------------------------------------------------------------------------------------------------------------------------


                                                                 Three months      Three months       Six months          Six months
                                                                        Ended             Ended            Ended               Ended
                                                                June 30, 1998     June 30, 1997    June 30, 1998       June 30, 1997
                                                               --------------    --------------    -------------       -------------
Rental income                                                  $        2,533    $        2,548    $       5,176       $       5,072
                                                               --------------    --------------    -------------       -------------

Costs and expenses:
   Direct container expenses                                              558               553            1,176                 950
   Bad debt (benefit) expense                                             (54)               64              (75)                 52
   Depreciation                                                           865             1,277            1,732               2,284
   Professional fees                                                       11                 9               17                  16
   Management fees to affiliates (note 5)                                 240               242              449                 479
   General and administrative costs to affiliates (note 5)                141               173              307                 352
   Other general and administrative costs                                  13                30               45                  63
                                                               --------------    --------------    -------------       -------------
                                                                        1,774             2,348            3,651               4,196
                                                               --------------    --------------    -------------       -------------
   Income from operations                                                 759               200            1,525                 876
                                                               --------------    --------------    -------------       -------------

Other (expense) income:
   Interest income                                                         23                17               40                  42
   (Loss) gain on sale of containers                                      (47)               75               90                  81
                                                               --------------    --------------    -------------       -------------
                                                                          (24)               92              130                 123
                                                               --------------    --------------    -------------       -------------
   Net earnings                                                $          735    $          292    $       1,655       $         999
                                                               ==============    ==============    =============       =============

Allocation of net earnings (note 5):
   General partners                                            $           16    $           16    $          31       $          31
   Limited partners                                                       719               276            1,624                 968
                                                               --------------    --------------    -------------       -------------
                                                               $          735    $          292    $       1,655       $         999
                                                               ==============    ==============    =============       =============

Limited partners' per unit share
   of net earnings                                             $         0.19    $         0.07    $        0.44       $        0.26
                                                               ==============    ==============    =============       =============

Limited partners' per unit share
   of distributions                                            $         0.40    $         0.40    $        0.80       $        0.80
                                                               ==============    ==============    =============       =============

Weighted average number of limited
   partnership units outstanding                                    3,726,977         3,726,977        3,726,977           3,726,977
                                                               ==============    ==============    =============       =============


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------

                                                                       Partners' Capital
                                                    --------------------------------------------------------
                                                      General              Limited               Total
                                                    -------------       --------------       ---------------

Balances at January 1, 1997                       $          (90)     $        44,617      $         44,527

Distributions                                                (31)              (2,982)               (3,013)

Redemptions (note 9)                                           -                   (1)                   (1)

Net earnings                                                  31                  968                   999
                                                    -------------       --------------       ---------------

Balances at June 30, 1997                         $          (90)     $        42,602      $         42,512
                                                    =============       ==============       ===============

Balances at January 1, 1998                       $          (90)     $        41,305      $         41,215

Distributions                                                (31)              (2,982)               (3,013)

Net earnings                                                  31                1,624                 1,655
                                                    -------------       --------------       ---------------

Balances at June 30, 1998                         $          (90)     $        39,947      $         39,857
                                                    =============       ==============       ===============


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                                                         1998                 1997
                                                                                     -------------        -------------
Cash flows from operating activities:
   Net earnings                                                                    $        1,655       $          999
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation                                                                        1,732                2,284
        Decrease in allowance for doubtful accounts, excluding
            write-off (note 8)                                                               (131)                  (3)
        Gain on sale of containers                                                            (90)                 (81)
        Changes in assets and liabilities:
           Proceeds from principal payments of direct financing leases                        109                  143
           Decrease in accounts receivable, excluding write-off (note 8)                      575                   96
           (Increase) decrease in due from affiliates, net                                   (339)               1,461
           Decrease in prepaid expenses                                                        32                   13
           Increase in accounts payable and accrued liabilities                                35                   96
           Increase (decrease) in accrued damage protection plan costs                          6                  (51)
           Decrease in warranty claims                                                       (107)                (106)
                                                                                     -------------        -------------
              Net cash provided by operating activities                                     3,477                4,851
                                                                                     -------------        -------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                         1,784                1,426
   Container purchases                                                                     (1,615)              (4,087)
                                                                                     -------------        -------------
              Net cash provided by (used in) investing activities                             169               (2,661)
                                                                                     -------------        -------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                     -                   (1)
   Distributions to partners                                                               (3,016)              (3,022)
                                                                                     -------------        -------------
              Net cash used in financing activities                                        (3,016)              (3,023)
                                                                                     -------------        -------------

Net increase (decrease) in cash                                                               630                 (833)

Cash at beginning of period                                                                   981                1,655
                                                                                     -------------        -------------
Cash at end of period                                                              $        1,611       $          822
                                                                                     =============        =============


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of June 30, 1998 and 1997, and December 31, 1997 and 1996, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1997.

                                                                Jun. 30       Dec. 31          Jun. 30       Dec. 31
                                                                  1998           1997            1997           1996
                                                            -----------    -----------    ------------     ----------
Container purchases included in:
     Due to affiliates..............................        $       50      $     (3)      $       15      $      27
     Container purchases payable....................               247            342             750            426

Distributions to partners included in:
     Due to affiliates..............................                 5              6               6             10
     Deferred quarterly distributions...............                75             77              72             77

Proceeds from sale of containers included in:
     Due from affiliates............................               396            566             639            498

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 1998 and 1997.

                                                                                                 1998           1997
                                                                                                 ----           ----

Container purchases recorded......................................................           $  1,573       $  4,399
Container purchases paid..........................................................              1,615          4,087

Distributions to partners declared................................................              3,013          3,013
Distributions to partners paid....................................................              3,016          3,022

Proceeds from sale of containers recorded.........................................              1,614          1,567
Proceeds from sale of containers received.........................................              1,784          1,426


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 1998 and 1997 (Amounts in thousands except for per unit amounts) (unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      Textainer Equipment Income Fund II, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1989. The Partnership owns and leases a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital and cash flows for the three- and six-month periods ended June 30, 1998 and 1997, have been made.

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

      Certain reclassifications not affecting net earnings have been made to prior year amounts to conform with 1998 financial statement presentation.

Note 2.   Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at June 30, 1998 and December 31, 1997, was $232 and $226, respectively.

Note 3.   Warranty Claims

      During 1992, 1993 and 1995, the Partnership settled warranty claims against an equipment manufacturer relating to certain containers. The Partnership is amortizing the settlement amounts over the remaining estimated useful life of these containers (between six and seven years), reducing maintenance and repair costs over that time. At June 30, 1998 and December 31, 1997, the unamortized portion of the settlement amount was $492 and $599, respectively.

Note 4.   Acquisition of Containers

      During the six-month periods ended June 30, 1998 and 1997, the Partnership purchased containers with a cost of $1,573 and $4,399, respectively.

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

      In accordance with the Partnership Agreement, net earnings or losses and partnership distributions are allocated 1% to the General Partners and 99% to the limited partners, with the exception of gross income as defined in the Partnership Agreement. Gross income is allocated to the General Partners to the extent that their partners' capital accounts deficits exceed the portion of syndication and offering costs allocated to them. On termination of the Partnership, the General Partners shall be allocated gross income equal to their allocations of syndication and offering costs.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an acquisition fee, an incentive management fee, an equipment management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $74 and $194 of equipment acquisition fees as part of container rental equipment costs during the six-month periods ended June 30, 1998 and 1997. The Partnership incurred $63 and $126 of incentive management fees during the three- and six-month periods ended June 30, 1998 and 1997. No equipment liquidation fees were incurred during either period.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at June 30, 1998 and December 31, 1997.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $177 and $323 for the three- and six-month periods ended June 30, 1998 and $179 and $353 for the comparable periods in 1997. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. For the three- and six-month periods ended June 30, 1998, total general and administrative costs allocated to the Partnership were $141 and $307, of which $60 and $128 were for salaries. Total general and administrative costs allocated to the Partnership were $173 and $352 for the three- and six-month periods ended June 30, 1997, of which $95 and $187 were for salaries.

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. General and administrative costs allocated to the Partnership by TEM were $127 and $277 for the three- and six-month periods ended June 30, 1998 and were $148 and $305 for the comparable periods in 1997. TFS allocated $14 and $30 of general and administrative costs to the Partnership during the three- and six-month periods ended June 30, 1998 and allocated $25 and $47 for the comparable periods in 1997.

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

      At June 30, 1998 and December 31, 1997, due from affiliates, net is comprised of:

                                                            1998            1997
                                                            ----            ----
      Due from affiliates:
          Due from TEM................................... $  316          $  152
                                                           -----           -----

      Due to affiliates:
          Due to TFS.....................................     20              25
          Due to TL......................................      1               1
          Due to TAS.....................................     46               -
          Due to TCC.....................................     15               9
                                                           ------          -----
                                                              82              35
                                                           ------          -----
      Due from affiliates, net                            $  234          $  117
                                                           ======          =====

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above or in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on amounts due to the General Partners for the three- and six-month periods ended June 30, 1998 or 1997.

Note 6.   Rentals Under Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at June 30, 1998. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

              Year ending June 30:

              1999.............................................           $  397
              2000.............................................               38
              2001.............................................                7
              2002.............................................                2
              2003.............................................                1
                                                                            ----

              Total minimum future rentals receivable..........           $  445
                                                                            ====

Note 7.   Direct Financing Leases

      The components of the net investment in direct financing leases at June 30, 1998 and December 31, 1997 are as follows:

                                                                 1998       1997
                                                                 ----       ----

      Future minimum lease payments receivable............      $ 711     $ 650
      Less:  unearned income..............................       (160)     (157)
                                                                 ----      -----

      Net investment in direct financing leases...........      $ 551     $ 493
                                                                 ====      =====

      The following is a schedule by year of minimum lease payments receivable under the sixteen direct financing leases as of June 30, 1998:

             Year ending June 30:

             1999...............................................          $  343
             2000...............................................             305
             2001...............................................              63
                                                                            ----

             Total minimum lease payments receivable............          $  711
                                                                            ====

      Rental income for the three- and six-month periods ended June 30, 1998 and 1997 includes $38 and $70 and $30 and $61, respectively, of income from direct financing leases.


Note 8.   Accounts Receivable Write-Off

      During the six-month period ending June 30, 1998, the Partnership wrote-off $516 of delinquent receivables from two lessees against which reserves were recorded in 1994 and 1995.

Note 9.   Redemptions

      The following redemption offerings were consummated by the Partnership during the six-month period ended June 30, 1997:

                                                 Units                   Average
                                                Redeemed            Redemption Price           Amount Paid
      Balance at December 31, 1996.......        22,897                   $11.56                 $ 265

      Quarter ended:
        March 31, 1997...................           126                    $8.71                     -
                                                 ------                                           ----
                                                      1

        Partnership to date..............        23,023                   $11.55                $  266
                                                 ======                                           ====


     There were no redemptions during the six-month period ended June 30, 1998. The redemption price is fixed by formula.

Note 10.  Commitments

     At June 30, 1998, the Partnership has committed to purchase 61 new containers at an approximate total purchase price of $202 which includes acquisition fees of $10. These commitments were made to TAS which, as the contracting party, has in turn committed to purchase these containers on behalf of the Partnership.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three- and six-month periods ended June 30, 1998 and 1997. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From November 8, 1989 until January 15, 1991, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on December 19, 1989, and on January 15, 1991, the Partnership had received its maximum subscription amount of $75,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 1998, the Partnership did not redeem any units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the six-month period ended June 30, 1998, the Partnership declared cash distributions to limited partners pertaining to the period from December 1997 through May 1998 in the amount of $2,982. These distributions represent a return of 8% on original capital (measured on an annualized basis) on each unit. On a cash basis, all of these distributions were from operations. On a GAAP basis, $1,358 of these distributions was a return of capital and the balance was from net income.

At June 30, 1998, the Partnership had committed to purchase 61 new containers at an approximate total purchase price of $202 which includes acquisition fees of $10. At June 30, 1998 the Partnership had sufficient cash on hand to meet these commitments. In the event the Partnership decides not to purchase these containers, one of the General Partners or an affiliate of the General Partners will acquire the containers for its own account.

Net cash provided by operating activities for the six-month periods ending June 30, 1998 and 1997, was $3,477 and $4,851, respectively. The decrease of $1,374, or 28%, is primarily attributable to an increase in due from affiliates, net offset by an increase in net earnings. Due from affiliates, net decreased $1,461 for the six-month period ending June 30, 1997 compared to an increase of $339 for the comparable period in 1998. The fluctuation resulted from timing differences in payment of expenses and fees and or in remittance of net rental revenues. The increase in net earnings of $656, or 66%, resulted primarily from an increase in other rental revenue which is discussed more fully in "Results of Operations."

For the six-month period ending June 30, 1998, net cash provided by investing activities (the purchase and sale of containers) was $169 compared to net cash used in investing activities of $2,661 for the comparable period in 1997. Net cash provided by investing activities increased $2,830 primarily due to the Partnership having purchased more containers during the six-month period ended June 30, 1997 than in the comparable period in 1998. The General Partners believe these differences reflect normal fluctuations in container sales and purchases. However, recent container purchases (reinvestment) are currently lower than anticipated due to the adverse effect of market conditions on cash available for reinvestment. Market conditions are discussed more fully under "Results of Operations". Consistent with its investment objectives, the Partnership intends to reinvest all or a significant amount of proceeds from future container sales in additional containers. However, due to the difference between sales proceeds and new containers prices, the number of additional containers purchased may not equal the number of containers sold.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 1998 and 1997, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1998        1997

                   Opening container fleet.................   17,697      18,016
                   Closing container fleet.................   17,066      18,097
                   Average container fleet.................   17,382      18,057

The decline in the average container fleet of 4% from the six-month period ending June 30, 1997 to the equivalent period in 1998 was due to the Partnership having sold more containers than it purchased since June 30, 1997. Although sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. When containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 80% and 74% on average during the six-month periods ended June 30, 1998 and 1997, respectively. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 1998 and 1997.

The Partnership's income from operations for the six-month periods ending June 30, 1998 and 1997 was $1,525 and $876, respectively, on rental income of $5,176 and $5,072, respectively. The increase in rental income of $104, or 2%, from the six-month period ended June 30, 1997 to the comparable period in 1998 was primarily attributable to an increase in other income and was partially offset by a decrease in income from container rentals. Income from container rentals, the major component of total revenue, decreased $80, or 2%, primarily due to the decrease in the average container fleet of 4% and the decrease in average rental rates of 4%, and was offset by the increase in average on-hire (utilization) percentage of 8% and the decrease in leasing incentives of 38%.

Container utilization and rental rates declined during 1996 and 1997 primarily due to decreased demand for leased containers and increased competition. The decrease in demand for leased containers resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the 1995 and 1996 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade;
(ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines reducing their ratio of leased versus owned containers by purchasing containers. This decreased demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, resulted in downward pressure on rental rates, and caused leasing companies to offer higher leasing incentives and other discounts to shipping lines. Rental rates were also adversely affected by a drop in the purchase price of new containers which resulted in additional downward pressure on rental rates.

Average utilization for the three- and six month-periods ended June 30, 1998 was greater than the average utilization for the comparable periods in 1997. Despite the improvement in average utilization from the prior year, utilization has been slowly declining over the last six months. Rental rates have also been declining and average rental rates for the six-month period ended June 30, 1998 are lower than average rental rates for the same period in 1997. These decreases were offset by decreased leasing incentives during the six-month period ended June 30, 1998 as compared to the same period in 1997. The improvement in utilization over the prior year and the overall improvement in leasing incentives is primarily due to increased demand in Asia. The weakening of many Asian currencies resulted in a significant increase in exports from Asia which has created a strong demand for containers in certain locations. However, the weakening of these currencies has also lowered demand in Asia for imports from North America and Europe resulting in a lower demand for containers in these areas. For the near term, the General Partners do not foresee material changes in existing market conditions and caution that both utilization and rental rates could continue declining, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases. At June 30, 1998 and 1997, there were 211 and 79 containers under direct financing leases, respectively.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers and income from charges to lessees for a Damage Protection Plan (DPP). For the six months ended June 30, 1998, the total of these other rental income items was $748, an increase of $184 from the equivalent period in 1997. The primary component of this increase was an increase in location income of $179. Location income increased primarily due to the inclusion of certain credits received during 1997 and 1998 which had been previously applied against repositioning expense and due to a decrease in credits given to lessees for picking up containers from certain locations.

Direct container expenses increased $226, or 24%, from the six-month period ending June 30, 1997 to the equivalent period in 1998. The increase was primarily due to increases in repositioning and maintenance and repair expenses of $211 and $95, offset by a decrease in storage expense of $118. Repositioning expense increased due to the removal of certain credits from repositioning costs to other rental income as discussed above and due to a higher average repositioning cost per container. Maintenance and repair expense increased due to an increase in the number of units requiring repair, offset by a decrease in the average repair cost per container, and storage expense decreased due to the 8% increase in utilization.

Bad debt expense decreased from an expense of $52 for the six months ended June 30, 1997 to a benefit of $75 for the comparable period ending June 30, 1998. The write-off of certain receivables that had reserves in excess of the receivable, due to insurance proceeds received, as well as the resolution of payment issues with one lessee resulted in the benefit recorded in 1998.

Depreciation expense decreased $552, or 24%, from the six-month period ended June 30, 1997 to the same period in 1998 primarily due to a charge to depreciation expense of $343 to write down the value of the refrigerated containers owned by the Partnership during the second quarter of 1997 and to due to the decrease in average fleet size.

Management fees to affiliates decreased $30, or 6%, from the six-month period ended June 30, 1997 to the comparable period ending in 1998 due to a decrease in equipment management fees. The decrease in equipment management fees was due to an adjustment made to reduce fees resulting from the write-off of receivables for two lessees and was offset by the increase in gross revenue upon which the equipment management fees are primarily based.

General and administrative costs to affiliates decreased $45, or 13%, from the six-month period ended June 30, 1997 to the comparable period ending in 1998 due to the decrease in overhead costs allocated by TFS and TEM.

Other income provided $130 of additional income for the six-month period ending June 30, 1998, an increase of $7 over the equivalent period in 1997. The increase was due to an increase in gain on sale of equipment of $9 offset by a decrease in interest income, net of $2.

Net earnings per limited partnership unit increased from $0.26 to $0.44 from the six-month period ending June 30, 1997 to the same period in 1998, reflecting the increase in net earnings allocated to limited partners from $968 to $1,624, respectively.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 1998 and 1997.

The Partnership's income from operations for the three-month periods ending June 30, 1998 and 1997 was $759 and $200, respectively, on rental income of $2,533 and $2,548, respectively. The decrease in rental income of $15 was due to an $8 decrease in other rental income and a $7 decrease in income from container rental.

Direct container expenses for the three-month period ending June 30, 1998 were comparable to the equivalent period in 1997 due to increases in repositioning and maintenance and repair expenses offset by a decrease in storage expense. Repositioning expense increased due to an increase in the average repositioning cost per container, offset by a decrease in the number of containers repositioned. Maintenance and repair expense increased due to an increase in the number of units requiring repair offset by a decrease in the average repair cost per container. Storage expense decreased due to the increase in utilization.

Bad debt expense decreased from an expense of $64 for the three-month period ended June 30, 1997 to a benefit of $54 for the comparable period in 1998. The benefit recorded in 1998 was primarily due to the resolution of payment issues with one lessee and due to lower reserve requirements.

Depreciation expense decreased $412, or 32% from the three-month period ended June 30, 1997 to the comparable period in 1998 primarily due to a charge of $343 to depreciation expense to write down the value of the refrigerated containers in the second quarter of 1997.

Management fees to affiliates were comparable from the three-month period ended June 30, 1997 to the same period in 1998.

General and administrative costs to affiliates decreased $32, or 19%, from the three-month period ended June 30, 1997 to the comparable period in 1998 due to the decrease in overhead costs allocated by TFS and TEM.

Other income decreased $117, to an expense of $24, primarily due to an increase in loss on sale of containers of $123 from the three-month period ending June 30, 1997 to the equivalent period in 1998.

Net earnings per limited partnership unit increased from $0.07 to $0.19 from the three-month period ending June 30, 1997 to the same period in 1998, reflecting the increase in net earnings allocated limited partners from $276 to $719, respectively.

Many computer systems may experience difficulty processing dates beyond the year 1999 and, as such, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. Certain of the Partnership's and General Partner's core internal systems, where Year 2000 issues have been identified, are currently being revised. Based on its initial evaluation, the Partnership and the General Partners do not believe that the cost of remedial actions relating to these systems will have a material adverse effect on the Partnership's results of operations and financial condition. Additionally, the Partnership and the General Partners are continuing their assessment of Year 2000 issues not related to their core systems, including issues surrounding systems that interface with external third parties. If external third party systems are not Year 2000 compliant, those external third parties may have difficulty conducting ordinary operations, which could adversely affect the General Partners and the Partnership.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 1998 which would result in such a risk materializing.

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


                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                        The Managing General Partner



                                     By _______________________________
                                         John R. Rhodes
                                         Executive Vice President


Date:  August 13, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Executive Vice President,                      August 13, 1998
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 13, 1998
Philip K. Brewer                         Officer)



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


                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                        The Managing General Partner



                                     By /s/John R. Rhodes
                                        ---------------------------
                                        John R. Rhodes
                                        Executive Vice President


Date:  August 13, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date




/s/John R. Rhodes                        Executive Vice President,                      August 13, 1998
-------------------------                (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary



/s/Philip K. Brewer                      President (Principal Executive                 August 13, 1998
---------------------------              Officer)
Philip K. Brewer