Form 10-Q
period 1998-09-30
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 1998-11-12
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 11, 1998


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1998.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Nadine Forsman
Controller

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549



                                    FORM 10-Q



                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 1998

Table of Contents
-------------------------------------------------------------------------------------------------------------------

                                                                                                             Page


Item 1.   Financial Statements

          Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997.............................    3


          Statements of Earnings for the three and nine months
          ended September 30, 1998 and 1997 (unaudited).....................................................    4


          Statements of Partners' Capital for the nine months
          ended September 30, 1998 and 1997 (unaudited).....................................................    5


          Statements of Cash Flows for the nine months
          ended September 30, 1998 and 1997 (unaudited).....................................................    6


          Notes to Financial Statements (unaudited).........................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   13






TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 1998 and December 31, 1997
(Amounts in thousands)
----------------------------------------------------------------------------------------------------------------

                                                                                   1998                1997
                                                                               -------------       -------------
                                                                                (unaudited)
Assets
Container rental equipment, net of accumulated
    depreciation of $21,480 (1997:  $22,257)                                 $       35,472      $       38,315
Cash                                                                                  1,956                 981
Net investment in direct financing leases (note 7)                                      520                 493
Accounts receivable, net of allowance for doubtful
     accounts of $369 (1997:  $1,024) (note 8)                                        2,271               2,864
Due from affiliates, net (note 5)                                                       327                 117
Prepaid expenses                                                                         10                  95
                                                                               -------------       -------------


                                                                             $       40,556      $       42,865
                                                                               =============       =============
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                          $          293      $          254
   Accrued liabilities                                                                  153                 152
   Accrued damage protection plan costs (note 2)                                        273                 226
   Warranty claims (note 3)                                                             439                 599
   Container purchases payable                                                          374                 342
   Deferred quarterly distributions                                                      69                  77
                                                                               -------------       -------------

      Total liabilities                                                               1,601               1,650
                                                                               -------------       -------------

Partners' capital:
   General partners                                                                     (90)                (90)
   Limited partners                                                                  39,045              41,305
                                                                               -------------       -------------

      Total partners' capital                                                        38,955              41,215
                                                                               -------------       -------------


                                                                             $       40,556      $       42,865
                                                                               =============       =============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three and nine months  ended  September  30,  1998 and 1997
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                              Three months        Three months        Nine months        Nine months
                                                                     Ended               Ended              Ended              Ended
                                                            Sept. 30, 1998      Sept. 30, 1997     Sept. 30, 1998     Sept. 30, 1997
                                                         -----------------   -----------------   ----------------   ----------------
Rental income                                            $           2,524   $           2,698   $          7,700   $          7,770
                                                         -----------------   -----------------   ----------------   ----------------

Costs and expenses:
   Direct container expenses                                           531                 609              1,707              1,559
   Bad debt (benefit) expense                                           (6)                (19)               (81)                33
   Depreciation                                                        850                 896              2,582              3,180
   Professional fees                                                     8                   8                 25                 24
   Management fees to affiliates (note 5)                              240                 251                689                730
   General and administrative costs to affiliates (note 5)             129                 145                436                497
   Other general and administrative costs                               26                  35                 71                 98
                                                         -----------------   -----------------   ----------------   ----------------
                                                                     1,778               1,925              5,429              6,121
                                                         -----------------   -----------------   ----------------   ----------------
   Income from operations                                              746                 773              2,271              1,649
                                                         -----------------   -----------------   ----------------   ----------------

Other (expense) income:
   Interest income                                                      31                  16                 71                 58
   (Loss) gain on sale of containers                                  (106)                  9                (16)                90
                                                         -----------------   -----------------   ----------------   ----------------
                                                                       (75)                 25                 55                148
                                                         -----------------   -----------------   ----------------   ----------------
   Net earnings                                          $             671   $             798   $          2,326   $          1,797
                                                         =================   =================   ================   ================

Allocation of net earnings (note 5):
   General partners                                      $              16   $              16   $             47   $             47
   Limited partners                                                    655                 782              2,279              1,750
                                                         -----------------   -----------------   ----------------   ----------------
                                                         $             671   $             798   $          2,326   $          1,797
                                                         =================   =================   ================   ================

Limited partners' per unit share
   of net earnings                                       $            0.18   $            0.21   $           0.61   $           0.47
                                                         =================   =================   ================   ================
Limited partners' per unit share
   of distributions                                      $            0.40   $            0.40   $           1.20   $           1.20
                                                         =================   =================   ================   ================
Weighted average number of limited
   partnership units outstanding                                 3,719,808           3,726,977          3,726,021          3,726,977
                                                         =================   =================   ================   ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------
                                                                      Partners' Capital
                                                    --------------------------------------------------------
                                                      General              Limited               Total
                                                    -------------       ---------------      ---------------

Balances at January 1, 1997                       $          (90)     $         44,617     $         44,527

Distributions                                                (47)               (4,472)              (4,519)

Redemptions (note 9)                                           -                    (1)                  (1)

Net earnings                                                  47                 1,750                1,797
                                                    -------------       ---------------      ---------------

Balances at September 30, 1997                    $          (90)     $         41,894     $         41,804
                                                    =============       ===============      ===============

Balances at January 1, 1998                       $          (90)     $         41,305     $         41,215

Distributions                                                (47)               (4,470)              (4,517)

Redemptions (note 9)                                           -                   (69)                 (69)

Net earnings                                                  47                 2,279                2,326
                                                    -------------       ---------------      ---------------

Balances at September 30, 1998                    $          (90)     $         39,045     $         38,955
                                                    =============       ===============      ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                                                          1998                 1997
                                                                                      -------------        -------------
Cash flows from operating activities:
   Net earnings                                                                     $        2,326       $        1,797
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation                                                                         2,582                3,180
        Decrease in allowance for doubtful accounts, excluding
            write-off (note 8)                                                                (139)                 (26)
        Loss (gain) on sale of containers                                                       16                  (90)
        (Increase) decrease in:
           Net investment in direct financing leases                                           166                  185
           Accounts receivable, excluding write-off (note 8)                                   732                  259
           Due from affiliates, net                                                           (441)               1,354
           Prepaid expenses                                                                     85                   20
        Increase (decrease) in:
           Accounts payable and accrued liabilities                                             40                  125
           Accrued damage protection plan costs                                                 47                  (46)
           Warranty claims                                                                    (160)                (160)
                                                                                      -------------        -------------


              Net cash provided by operating activities                                      5,254                6,598
                                                                                      -------------        -------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                          2,562                2,521
   Container purchases                                                                      (2,247)              (5,135)
                                                                                      -------------        -------------

              Net cash provided by (used in) investing activities                              315               (2,614)
                                                                                      -------------        -------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                    (69)                  (1)
   Distributions to partners                                                                (4,525)              (4,528)
                                                                                      -------------        -------------

              Net cash used in financing activities                                         (4,594)              (4,529)
                                                                                      -------------        -------------

Net increase (decrease) in cash                                                                975                 (545)

Cash at beginning of period                                                                    981                1,655
                                                                                      -------------        -------------

Cash at end of period                                                               $        1,956       $        1,110
                                                                                      =============        =============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the nine months ended September 30, 1998 and 1997
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of September 30, 1998 and 1997, and December 31, 1997 and 1996, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1998 and 1997.

                                                                Sept. 30       Dec. 31         Sept. 30        Dec. 31
                                                                   1998           1997             1997          1996
                                                             -----------    -----------    -------------    ----------

Container purchases included in:
     Due to affiliates..............................              $  15          $ (3)             $  3         $  27
     Container purchases payable....................                374            342              503           426

Distributions to partners included in:
     Due to affiliates..............................                  6              6                6            10
     Deferred quarterly distributions...............                 69             77               72            77

Proceeds from sale of containers included in:
     Due from affiliates............................                353            566              338           498

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1998 and 1997.

                                                                                                   1998          1997
                                                                                                   ----          ----

Container purchases recorded......................................................               $2,297        $5,188
Container purchases paid..........................................................                2,247         5,135

Distributions to partners declared................................................                4,517         4,519
Distributions to partners paid....................................................                4,525         4,528

Proceeds from sale of containers recorded.........................................                2,349         2,361
Proceeds from sale of containers received.........................................                2,562         2,521


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months  ended  September  30,  1998 and 1997
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      Textainer Equipment Income Fund II, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1989. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1998 and December 31, 1997, and the results of its operations, changes in partners' capital and cash flows for the three- and nine-month periods ended September 30, 1998 and 1997, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying notes included in the Partnership's audited financial statements as of December 31, 1997, in the Annual Report filed on Form 10-K.

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.   Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserves at September 30, 1998 and December 31, 1997, were $273 and $226, respectively.

Note 3.   Warranty Claims

      During 1992, 1993 and 1995, the Partnership settled warranty claims against an equipment manufacturer relating to certain containers. The Partnership is amortizing the settlement amounts over the remaining estimated useful life of these containers (between six and seven years), reducing maintenance and repair costs over that time. At September 30, 1998 and December 31, 1997, the unamortized portion of the settlement amount was $439 and $599, respectively.

Note 4.   Acquisition of Containers

      During the nine-month periods ended September 30, 1998 and 1997, the Partnership purchased containers with a cost of $2,297 and $5,188, respectively.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $109 and $243 of equipment acquisition fees as part of container rental equipment costs during the nine-month periods ended September 30, 1998 and 1997. The Partnership incurred $63 and $188 of incentive management fees during the three- and nine-month periods ended September 30, 1998 and $62 and $188 during the comparable periods in 1997. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from container leasing operations; such cash is included in the amount due from affiliates, net at September 30, 1998 and December 31, 1997.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $177 and $501 for the three- and nine-month periods ended September 30, 1998 and $189 and $542 for the comparable periods in 1997. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership were as follows:

                                 Three months ended            Nine months ended
                                    September 30,                 September 30,
                                    -------------                 -------------
                                   1998       1997               1998      1997
                                   ----       ----               ----      ----

      Salaries                    $  59      $  84               $188      $273
      Other                          70         61                248       224
                                    ---        ---                ---       ---
      Total general and
       administrative costs        $129       $145               $436      $497
                                    ===        ===                ===       ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the
      Partnership:

                                 Three months ended            Nine months ended
                                    September 30,                 September 30,
                                    -------------                 -------------
                                  1998        1997               1998      1997
                                  ----        ----               ----      ----

      TEM                         $117        $131               $394      $435
      TFS                           12          14                 42        62
                                   ---         ---                ---       ---
      Total general and
       administrative costs       $129        $145               $436      $497
                                   ===         ===                ===       ===

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

      At September 30, 1998 and December 31, 1997, due from affiliates, net is comprised of:

                                                            1998            1997
                                                            ----            ----
      Due from affiliates:
        Due from TEM...................................   $  378          $  152
                                                            ----            ----

      Due to affiliates:
        Due to TFS.....................................       25              25
        Due to TL......................................        1               1
        Due to TAS.....................................       15               -
        Due to TCC.....................................       10               9
                                                            ----            ----
                                                              51              35
                                                            ----            ----
      Due from affiliates, net                            $  327          $  117
                                                            ====            ====



      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above and in the accrual and remittance of net rental revenues from TEM.

      It is the policy of the Partnership and the General Partners to charge interest on amounts due to the General Partners which are outstanding for more than one month, to the extent such balances relate to loans for container purchases. Interest is charged at a rate not greater than the General Partners' or affiliates' own cost of funds. There was no interest expense incurred on amounts due to the General Partners for the three- and nine-month periods ended September 30, 1998 or 1997.

Note 6.   Rentals Under Long-Term Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at September 30, 1998. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

              Year ending September 30:

              1999.............................................           $  379
              2000.............................................               56
              2001.............................................               22
                                                                            ----

              Total minimum future rentals receivable..........           $  457
                                                                            ====

Note 7.   Direct Financing Leases

      The components of the net investment in direct financing leases at September 30, 1998 and December 31, 1997 are as follows:

                                                            1998           1997
                                                            ----           ----

      Future minimum lease payments receivable............ $ 658          $ 650
      Residual value......................................     1              -
      Less:  unearned income..............................  (139)          (157)
                                                            ----           ----

      Net investment in direct financing leases........... $ 520          $ 493
                                                            ====           ====

      The following is a schedule by year of minimum lease payments receivable under the eighteen direct financing leases as of September 30, 1998:

             Year ending September 30:

             1999...............................................          $  355
             2000...............................................             287
             2001...............................................              16
                                                                            ----

             Total minimum lease payments receivable............          $  658
                                                                            ====

      Rental income for the three- and nine-month periods ended September 30, 1998 and 1997 includes $24 and $94 and $31 and $92, respectively, of income from direct financing leases.

Note 8.   Accounts Receivable Write-Off

      During  March  1998,   the   Partnership   wrote-off  $516  of  delinquent
      receivables from two lessees against which reserves were recorded in 1994 and 1995.

Note 9.   Redemptions

      The following redemption offerings were consummated by the Partnership during the nine-month period ended September 30, 1998:

                                                               Units              Average
                                                              Redeemed        Redemption Price          Amount Paid
                                                              --------        ----------------          ------------
        Inception through December 31, 1997                    23,023             $11.55                   $ 266

        Quarter ended:
        September 30, 1998.......................               7,169              $9.62                      69
                                                               ------                                       ----

        Partnership to date......................              30,192             $11.11                  $  335
                                                               ======                                       ====

     The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three- and nine-month periods ended September 30, 1998 and 1997. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From November 8, 1989 until January 15, 1991, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on December 19, 1989, and on January 15, 1991, the Partnership had received its maximum subscription amount of $75,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 1998, the Partnership redeemed 7,169 units for a total dollar amount of $69. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the nine-month period ended September 30, 1998, the Partnership declared cash distributions to limited partners pertaining to the period from December 1997 through August 1998 in the amount of $4,470. These distributions represent a return of 8% on original capital (measured on an annualized basis) on each unit. On a cash basis, all of these distributions were from operations. On a GAAP basis, $2,191 of these distributions was a return of capital and the balance was from net income.

At September 30, 1998 the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the nine-month periods ending September 30, 1998 and 1997, was $5,254 and $6,598, respectively. The decrease of $1,344, or 20%, was primarily attributable to fluctuations in due from affiliates, net offset by the fluctuation in accounts receivable, excluding write-off. Due from affiliates, net decreased $1,354 in the nine-month period ending September 30, 1997 compared to an increase of $441 in the comparable period in 1998. The fluctuation resulted from timing differences in payment of expenses and fees and in the remittance of net rental revenues from TEM. The decrease in accounts receivable, excluding write-off, of $732, in the nine-month period ending September 30, 1998 compared to a decrease of $259 in the comparable period in 1997, was primarily due to a decrease in the average collection period of accounts receivable, the decrease in rental income and due to the resolution of payment issues with one lessee.

For the nine-month period ending September 30, 1998, net cash provided by investing activities (the purchase and sale of containers) was $315 compared to net cash used in investing activities of $2,614 for the comparable period in 1997. Net cash provided by investing activities increased $2,929 primarily due to the Partnership having purchased more containers during the nine-month period ended September 30, 1997 than in the comparable period in 1998. The General Partners believe that these differences reflect normal fluctuations in container sales and purchases. Consistent with its investment objectives, the Partnership intends to reinvest all or a significant amount of the proceeds from future container sales in additional containers. However, recent container purchases (reinvestment) are currently lower than anticipated due to the adverse effect of market conditions on cash available for reinvestment. Market conditions are discussed more fully under "Results of Operations". Additionally, TEM anticipates selling certain older containers in surplus locations where demand is weak, rather than incurring additional storage charges while waiting for market conditions to improve or incurring expensive repositioning costs transporting the containers to demand locations. Due to the difference between sales proceeds and new container prices, and to the Partnership purchasing larger more expensive types of containers, the number of additional containers purchased may not equal the number of containers sold.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 1998 and 1997, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1998        1997
                                                               ----        ----

                 Beginning container fleet...............     17,697      18,016
                 Ending container fleet..................     16,845      17,872
                 Average container fleet.................     17,271      17,944

The decline in the average container fleet of 4% from the nine-month period ending September 30, 1997 to the equivalent period in 1998 was due to the Partnership having sold more containers than it purchased since September 30, 1997. Although sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. When containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. The Partnership also expects that the size of its container fleet will decline due to the Partnership's sale of certain containers in low demand locations, as discussed above under "Liquidity and Capital Resources". This decline is expected to be limited by the fact that only 7% of the Partnership's container fleet was in these lower demand locations as of October 15, 1998.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 78% and 76% on average during the nine-month periods ended September 30, 1998 and 1997, respectively. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1998 and 1997.

The Partnership's income from operations for the nine-month periods ending September 30, 1998 and 1997 was $2,271 and $1,649, respectively, on rental income of $7,700 and $7,770, respectively. The decrease in rental income of $70, or 1%, from the nine-month period ended September 30, 1997 to the comparable period in 1998 was primarily attributable to a decrease in income from container rentals, partially offset by an increase in other rental income. Income from container rentals, the major component of total revenue, decreased $326, or 5%, primarily due to the decrease in the average container fleet of 4% and the decrease in average rental rates of 3%, offset by the increase in average on-hire (utilization) percentage of 3% and the decrease in leasing incentives of 38%.

Container utilization and rental rates declined during 1996 and 1997 primarily due to decreased demand for leased containers and increased competition. The decrease in demand for leased containers resulted from changes in the business of shipping line customers consisting primarily of (i) over-capacity resulting from the 1995 and 1996 additions of new, larger ships to the existing container ship fleet at a rate in excess of the growth rate in containerized cargo trade;
(ii) shipping line alliances and other operational consolidations that have allowed shipping lines to operate with fewer containers; and (iii) shipping lines reducing their ratio of leased versus owned containers by purchasing containers. This decreased demand, along with the entry of new leasing company competitors offering low container rental rates to shipping lines, resulted in downward pressure on rental rates, and caused leasing companies to offer higher leasing incentives and other discounts to shipping lines. The decline in the purchase price of new containers during this period, which continued into 1998, has also caused additional downward pressure on rental rates.

Additionally, the weakening of many Asian currencies in 1998 has resulted in a significant increase in exports from Asia to North America and Europe and a corresponding decrease in imports into Asia from North America and Europe. This trade imbalance has created a strong demand for containers in Asia and a weak demand for containers in North America and Europe. This imbalance has resulted in the stabilization of average utilization and the decline in leasing incentives, but also resulted in an unusually high build-up of containers in lower demand locations during the nine-month period ended September 30, 1998 compared to the equivalent period in 1997. Although average utilization rates have stabilized, utilization rates have been slowly decling since late 1997. In order to improve utilization and alleviate the container build-up, TEM has begun an aggressive effort to reposition newer containers to demand locations and anticipates selling certain older containers in these lower demand locations, where repositioning costs are high. The Partnership anticipates incurring increased direct container expenses and some losses on the sale of containers as a result of repositioning and selling containers in these lower demand locations. These losses are anticipated to be limited by the fact that only 7% of the Partnership's container fleet was in these lower demand locations as of October 15, 1998. However, the expected increase in repositioning costs may have a material negative effect on the Partnership's results of operations. For the near term, the General Partners do not foresee material changes in existing market conditions and caution that both utilization and lease rates could decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases. At September 30, 1998 and 1997, there were 214 and 81 containers under direct financing leases, respectively.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine months ended September 30, 1998, the total of these other rental income items was $1,115, an increase of $256 from the equivalent period in 1997. The increase was primarily due to an increase in location income of $281, offset by a decrease in handling income of $47.
Location income increased primarily due to a decrease in credits given to lessees for picking up containers from certain locations and due to the inclusion of certain credits received during 1997 and 1998 which had been previously applied against repositioning expense. Handling income decreased primarily due to a decrease in container movement.

Direct container expenses increased $148, or 9%, from the nine-month period ending September 30, 1997 to the equivalent period in 1998. The increase was primarily due to increases in repositioning and DPP expenses of $161 and $90, respectively, offset by a decrease in storage expense of $112. Repositioning expense increased primarily due to an increase in the number of containers repositioned at a higher average repositioning cost per container and due to the removal of certain credits from repositioning costs to other rental income as discussed above. DPP expense increased due to an increase in the number of units requiring repair, offset by a decrease in the average repair cost per container. Storage expense decreased due to the increase in utilization noted above.

Bad debt expense decreased from an expense of $33 for the nine months ended September 30, 1997 to a benefit of $81 in the comparable period in 1998. The benefit recorded for the period ending September 30, 1998 resulted from the effect of the receipt of insurance proceeds covering certain receivables against which reserves had been recorded in 1994 and 1995, as well as the resolution of payment issues with one lessee.

Depreciation expense decreased $598, or 19%, from the nine-month period ended September 30, 1997 to the same period in 1998 primarily due to a charge to depreciation expense of $343 during the second quarter of 1997 to write down the value of the refrigerated containers owned by the Partnership and due to the decrease in average fleet size.

Management fees to affiliates decreased $41, or 6%, from the nine-month period ended September 30, 1997 to the comparable period in 1998 due to a decrease in equipment management fees. The decrease in equipment management fees was due to an adjustment resulting from the write-off of receivables for two lessees.

General and administrative costs to affiliates decreased $61, or 12%, from the nine-month period ended September 30, 1997 to the comparable period in 1998 due to the decrease in overhead costs allocated by TFS and TEM.

Other income provided $55 of additional income for the nine-month period ending September 30, 1998, a decrease of $93 from the equivalent period in 1997. The decrease was primarily due to the fluctuation of loss/gain on sale of containers from a gain of $90 in the nine-month period ending September 30, 1997 to a loss of $16 in the comparable period in 1998. The loss on sale of containers was primarily due to the Partnership selling newer containers in certain low demand locations.

Net earnings per limited partnership unit increased from $0.47 to $0.61 from the nine-month period ending September 30, 1997 to the same period in 1998, reflecting the increase in net earnings allocated to limited partners from $1,750 to $2,279, respectively.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1998 and 1997.

The Partnership's income from operations for the three-month periods ending September 30, 1998 and 1997 was $746 and $773, respectively, on rental income of $2,524 and $2,698, respectively. Income from container rentals, the major component of rental income, decreased $246, or 10%, primarily due to the decreases in average utilization, average fleet size and average rental rates of 6%, 5% and 1%, respectively, offset by a decrease in leasing incentives of 50%.

The balance of other rental income for the three-month period ended September 30, 1998 was $367, an increase of $72 from the comparable period in 1997. The increase was primarily due to an increase in location income of $102, offset by a decrease in handling income of $45. Location income increased primarily due to a decrease in credits given to lessees for picking up containers from certain locations. Handling income decreased primarily due to the decrease in container movement.

Direct container expenses decreased $78, or 13%, from the three-month period ending September 30, 1997 to the equivalent period in 1998. The decrease was primarily due to a decrease in repositioning and handling expenses of $50 and $41, respectively, offset by an increase in DPP expense of $31. Repositioning expense decreased due to a decrease in the number of units being repositioned. Handling expense decreased primarily due to the decrease in container movement. DPP expense increased primarily due to an increase in the number of containers requiring repairs, offset by a decrease in the average repair cost per container.

Bad debt benefit decreased $13 from the three-month period ended September 30, 1997 to a benefit of $6 in the comparable period in 1998. The benefit recorded in 1997 and in 1998 was primarily due to lower reserve requirements.

Depreciation expense decreased $46 or 5% from the three-month period ended September 30, 1997 to the comparable period in 1998 primarily due to the decrease in fleet size.

Management fees to affiliates decreased $11, or 4%, from the three-month period ended September 30, 1997 to the equivalent period in 1998, due to decreases in equipment management fees. The decrease in equipment management fees was due to the decrease in rental income upon which the management fees are primarily based.

General and administrative costs to affiliates decreased $16, or 11%, from the three-month period ended September 30, 1997 to the comparable period in 1998 due to the decrease in overhead costs allocated by TFS and TEM.

Other income decreased from income of $25 for the three-month period ended September 30, 1997 to an expense of $75 for the comparable period in 1998. The decrease was primarily due to the fluctuation of loss/gain on sale of containers from a gain of $9 for the nine-month period ending September 30, 1997 to a loss of $106 for the comparable period ending in 1998. The loss on sale of containers was primarily due to the Partnership selling newer containers in certain low demand locations.

Net earnings per limited partnership unit decreased from $0.21 to $0.18 from the three-month period ending September 30, 1997 to the same period in 1998, reflecting the decrease in net earnings allocated to limited partners from $782 to $655, respectively.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1998, which would result in such a risk materializing.

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

Readiness for Year 2000

Many computer systems may experience difficulty processing dates beyond the year 1999; as a consequence, some computer hardware and software at most companies will need to be modified or replaced prior to the year 2000 in order to remain functional. The Partnership relies on the financial and operating systems provided by the General Partners; these systems include both information technology (IT) systems as well as non-information technology (non-IT) systems. For IT and non-IT systems developed by independent third parties (externally-developed) the General Partners have obtained representations from their vendors and suppliers that these systems are Year 2000 compliant and have internally tested significant systems as operational. The General Partners have reviewed all internally-developed IT and non-IT systems for Year 2000 issues and identified certain of these systems which required revision. The General Partners have completed the revision and testing of these identified systems, and these revised systems are now operational.

The cost of the revisions and testing relating to these systems was incurred by TEM and a portion of the cost was allocated to the Partnership as part of general and administrative costs allocated from TEM. While Year 2000 remediation costs were not specifically identified, it is estimated that total Year 2000 related expenses included in allocated overhead from TEM were less than $15. The Partnership and the General Partners do not anticipate incurring significant additional remediation costs related to the Year 2000 issue. There has been no material effect on the Partnership's financial condition and results of operations as a result of TEM's delay in routine maintenance and repair projects as a result of Year 2000 remediation.

Year 2000 compliance testing was undertaken by the General Partners on both externally- and internally-developed systems. Standard transactions were processed under simulated operating conditions for dates crossing over January 1, 2000 as well as for other critical dates such as February 29, 2000. In the standard business scenarios tested, the identified systems appeared to function correctly. Under nonstandard conditions or unforeseen scenarios, the results may be different. Therefore, these tests, regardless of how carefully they were conducted, cannot guarantee that the General Partners' systems will function without error in the Year 2000 and beyond. If these systems are not operational in the Year 2000, the General Partners have determined that they can operate manually for approximately two to three months while correcting the system problems before experiencing material adverse effects on the Partnership's and the General Partners' business and results of operations. However, shifting portions of the daily operations to manual processes may result in time delays and increased processing costs. Additionally, the Partnership and General Partners may not be able to provide lessees with timely and pertinent information, which may negatively affect customer relations and lead to the potential loss of lessees, even though the immediate monetary consequences of this would be limited by the standard Partnership lease agreements between the lessees and the Partnership.

The Partnership and the General Partners are also continuing their assessment of Year 2000 issues with third parties, comprised of lessees, manufacturers, depots, and other vendors and suppliers, with whom the Partnership and the General Partners have a material business relationship (Third Parties). Currently, the Partnership and the General Partners believe that if a significant portion of its lessees is non-compliant for a substantial length of time, the Partnership's operations and financial condition would be materially adversely affected. Non-compliance by other Third Parties is not expected to have a material effect on the Partnership's results of operations and financial condition. The General Partners have sent letters to lessees and other Third Parties requesting representations on their Year 2000 readiness. The General Partners have received responses to fewer than 50% of the letters sent. The General Partners will follow up with non-respondents and will continue to identify additional Third Parties whose Year 2000 readiness should be assessed. As this assessment has not been completed, the General Partners have not yet assumed that a lack of response means that the Third Party will not be Year 2000 compliant.

Nevertheless, the Partnership and the General Partners believe that they are likely to encounter Year 2000 problems with Third Parties, particularly those with significant operations within countries that are not actively promoting correction of Year 2000 issues. In the event that the systems of these Third Parties are not Year 2000 compliant by January 1, 2000, the Partnership's business may be disrupted and results of operations may be adversely affected. Possible consequences of Year 2000 non-compliance among Third Parties include, but are not limited to, (i) TEM's inability to provide service to certain areas of the world, (ii) delays in container movement, (iii) payment and collection difficulties, and (iv) invoicing errors due to late reporting of transactions. These types of problems could result in additional operating costs and loss of lessee business. As discussed above, the General Partners are prepared to shift portions of their daily operations to manual processes in the event of Third Party non-compliance. With respect to manufacturers, vendors and other suppliers, the General Partners would also attempt to find alternate sources for goods and services. With respect to depots and agents who handle, inspect or repair containers, if the majority of the computer systems and networks of TEM are operational, the General Partners believe that they will be able to compensate manually for these Third Parties' failures (e.g., one field office performing data entry for another, communication with depots conducted without computers), using temporary personnel at additional cost. Although costs will be incurred to pay for the temporary personnel, the Partnership and the General Partners do not expect these costs to be material to the Partnership. With respect to lessees' non-compliance, the General Partners would compensate for communications failures manually. If a lessee's noncompliance is broad enough to disrupt significantly the operations of its shipping business, the resulting loss of revenue could result in the lessee renting fewer containers, adversely affecting the Partnership's business. The Partnership and the General Partners are unable to estimate the financial impact of these problems, but to the extent that lessees problems result in weakening demand for containers, the Partnership's results of operations would likely be adversely affected. If Year 2000 problems result in delays in collections, either because of the additional time required to communicate with lessees or because of lessees' loss of revenues, the Partnership's cash flow could be affected and distributions to general and limited partners could be reduced. The Partnership and the General Partners believe that these risks are inherent in the industry and are not specific to the Partnership or General Partners.

Forward-Looking Statements and Other Risk Factors

The foregoing analysis of Year 2000 issues includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. As such, this analysis may prove to be inaccurate, because of the assumptions made by the Partnership and the General Partners or the actual development of future events. No assurance can be given that any of these forward-looking statements and predictions will ultimately prove to be correct or even substantially correct. Some of the risks relating to Year 2000 compliance are described above. In addition, in analyzing Year 2000 issues, the Partnership and the General Partners have assumed that the infrastructure of the United States and most other countries, including ports and customs, remains intact. If the infrastructure of one or more countries were to fail, the resulting business disruption would likely have an adverse effect on the Partnership and the General Partners.

Various other risks and uncertainties could also affect the Partnership and could affect the Year 2000 analysis causing the effect on the Partnership to be more severe than discussed above. These risks and uncertainties include, but are not limited to, the following. As noted above, the Partnerships' and the General Partners' Year 2000 compliance testing cannot guarantee that all computer systems will function without error beyond the Year 2000. Tests were only conducted of normal business scenarios, and no independent verification or testing was used. Risks also exist with respect to Year 2000 compliance by Third Parties, such as the risk that an external party, who may have no relationship to the Partnership or General Partners, but who has a significant relationship with one or more Third Parties, may have a system failure that adversely affects the Partnership's ability to conduct its business. While the Partnership and the General Partners are attempting to identify such external parties, no assurance can be given that they will be able to do so. Furthermore, Third Parties with direct relationships with the Partnership, whose systems have been identified as likely to be Year 2000 compliant, may suffer a breakdown due to unforeseen circumstances. It is also possible that the information collected by the General Partners from these Third Parties regarding their compliance with Year 2000 issues may be incorrect. Finally, it should be noted that the foregoing discussion of Year 2000 issues assumes that to the extent the General Partners' systems fail, either because of unforeseen complications or because of Third Parties failure, switching to manual operations will allow the Partnership to continue to conduct its business. While the Partnership and the General Partners believe this assumption to be reasonable, if it is incorrect, the Partnership's results of operations would likely be adversely affected.

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


Date:  November 11, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________                 Executive Vice President,                      November 11, 1998
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 11, 1998
Philip K. Brewer                          Officer)


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


                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By /s/John R. Rhodes
                                        _______________________________
                                        John R. Rhodes
                                        Executive Vice President


Date: November 11, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date


/s/John R. Rhodes                        Executive Vice President,                      November 11, 1998
________________________                 (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary



/s/Philip K. Brewer                      President (Principal Executive                 November 11, 1998
________________________                 Officer)
Philip K. Brewer
