Form 10-Q
period 1999-03-31
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 1999-05-17
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 14, 1999


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 1999.

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


                  For the quarterly period ended March 31, 1999


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 1999

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - March 31, 1999 (unaudited)
          and December 31, 1998......................................................................    3


          Statements of Earnings for the three months
          ended March 31, 1999 and 1998 (unaudited)..................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 1999 and 1998 (unaudited)..................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 1999 and 1998 (unaudited)..................................................    6


          Notes to Financial Statements (unaudited)..................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................................................   14






TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 1999 and December 31, 1998
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                                1999                   1998
                                                                           ----------------       ----------------
                                                                             (unaudited)
Assets
Container rental equipment, net of accumulated
    depreciation of $20,972 (1998:  $21,059) (note 10)                   $          32,408      $          33,685
Cash                                                                                 2,005                  1,752
Net investment in direct financing leases (note 8)                                     418                    467
Accounts receivable, net of allowance for doubtful
     accounts of $370 (1998:  $315) (note 9)                                         2,019                  2,191
Due from affiliates, net (note 6)                                                      478                    533
Prepaid expenses                                                                        11                     16
                                                                           ----------------       ----------------


                                                                         $          37,339      $          38,644
                                                                           ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $             264      $             264
   Accrued liabilities                                                                  83                     89
   Accrued recovery costs (note 2)                                                      55                     48
   Accrued damage protection plan costs (note 3)                                       218                    222
   Warranty claims (note 4)                                                            332                    385
   Deferred quarterly distributions                                                     68                     68
                                                                           ----------------       ----------------

      Total liabilities                                                              1,020                  1,076
                                                                           ----------------       ----------------

Partners' capital:
   General partners                                                                      -                      -
   Limited partners                                                                 36,319                 37,568
                                                                           ----------------       ----------------

      Total partners' capital                                                       36,319                 37,568
                                                                           ----------------       ----------------


                                                                         $          37,339      $          38,644
                                                                           ================       ================


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three months ended March 31, 1999 and 1998
(Amounts in thousands  except for unit and per unit amounts)
(unaudited)
---------------------------------------------------------------------------------------------------------

                                                                          1999                1998
                                                                     ---------------     ----------------
Rental income                                                            $    2,103           $    2,556
                                                                     ---------------     ----------------

Costs and expenses:
   Direct container expenses                                                    510                  531
   Bad debt expense (benefit)                                                    59                  (21)
   Depreciation                                                                 800                  867
   Write-down of containers (note 10)                                            61                    -
   Professional fees                                                             11                    6
   Management fees to affiliates (note 6)                                       210                  209
   General and administrative costs to affiliates (note 6)                      134                  166
   Other general and administrative costs                                        24                   32
                                                                     ---------------     ----------------

                                                                              1,809                1,790
                                                                     ---------------     ----------------

   Income from operations                                                       294                  766
                                                                     ---------------     ----------------

Other (expense) income:
   Interest income                                                               24                   17
   (Loss) gain on sale of containers (note 10)                                  (49)                 137
                                                                     ---------------     ----------------

                                                                                (25)                 154
                                                                     ---------------     ----------------

   Net earnings                                                          $      269           $      920
                                                                     ===============     ================

Allocation of net earnings (note 6):
   General partners                                                      $       16           $       15
   Limited partners                                                             253                  905
                                                                     ---------------     ----------------

                                                                         $      269           $      920
                                                                     ===============     ================

Limited partners' per unit share
   of net earnings                                                       $     0.07           $     0.24
                                                                     ===============     ================

Limited partners' per unit share
   of distributions                                                      $     0.40           $     0.40
                                                                     ===============     ================

Weighted average number of limited
   partnership units outstanding                                          3,712,528            3,726,977
                                                                     ===============     ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 1999 and 1998
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------

                                                                        Partners' Capital
                                                    ----------------------------------------------------------
                                                      General               Limited                Total
                                                    -------------       -----------------      ---------------
Balances at January 1, 1998                                $ (90)               $ 41,305             $ 41,215

Distributions                                                (15)                 (1,492)              (1,507)

Net earnings                                                  15                     905                  920
                                                    -------------       -----------------      ---------------

Balances at March 31, 1998                                 $ (90)               $ 40,718             $ 40,628
                                                    =============       =================      ===============

Balances at January 1, 1999                                $   -                $ 37,568             $ 37,568

Distributions                                                (16)                 (1,485)              (1,501)

Redemptions (note 11)                                          -                     (17)                 (17)

Net earnings                                                  16                     253                  269
                                                    -------------       -----------------      ---------------

Balances at March 31, 1999                                 $   -                $ 36,319             $ 36,319
                                                    =============       =================      ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 1999 and 1998
(Amounts in thousands)
(unaudited)
---------------------------------------------------------------------------------------------------------------------

                                                                                         1999              1998
                                                                                     --------------   ---------------
Cash flows from operating activities:
   Net earnings                                                                            $   269           $   920
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation                                                                           800               867
        Write-down of containers (note 10)                                                      61                 -
        Increase (decrease) in allowance for doubtful accounts,
            excluding write off (note 9)                                                        55               (77)
        Loss (gain) on sale of containers                                                       49              (137)
        (Increase) decrease in assets:
           Proceeds from principal payments on direct financing leases                          56                53
           Accounts receivable, excluding write off (note 9)                                   117               339
           Due from affiliates, net                                                             (5)             (190)
           Prepaid expenses                                                                      5                 1
         Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                             (6)               (2)
           Accrued recovery costs                                                                7               (48)
           Accrued damage protection plan costs                                                 (4)               14
           Warranty claims                                                                     (53)              (54)
                                                                                     --------------   ---------------


              Net cash provided by operating activities                                      1,351             1,686
                                                                                     --------------   ---------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                            707               963
   Container purchases                                                                        (287)             (350)
                                                                                     --------------   ---------------

              Net cash provided by investing activities                                        420               613
                                                                                     --------------   ---------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                    (17)                -
   Distributions to partners                                                                (1,501)           (1,507)
                                                                                     --------------   ---------------

              Net cash used in financing activities                                         (1,518)           (1,507)
                                                                                     --------------   ---------------

Net increase in cash                                                                           253               792

Cash at beginning of period                                                                  1,752               981
                                                                                     --------------   ---------------

Cash at end of period                                                                      $ 2,005           $ 1,773
                                                                                     ==============   ===============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the three months ended March 31, 1999 and 1998
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of March 31, 1999 and 1998, and December 31, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1999 and 1998.

                                                                 Mar. 31       Dec. 31           Mar. 31       Dec. 31
                                                                    1999          1998              1998          1997
                                                             -----------    -----------    -------------    ----------
Container purchases included in:
     Due to affiliates..............................            $    13           $ 34            $  (1)        $  (3)
     Container purchases payable....................                  -              -              322           342

Distributions to partners included in:
     Due to affiliates..............................                  6              6                6             6
     Deferred quarterly distributions...............                 68             68               77            77

Proceeds from sale of containers included in:
     Due from affiliates............................                408            489              462           566

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 1999 and 1998.

                                                                                                   1999           1998
                                                                                                   ----           ----

Container purchases recorded......................................................               $  266        $  332
Container purchases paid..........................................................                  287           350

Distributions to partners declared................................................                1,501         1,507
Distributions to partners paid....................................................                1,501         1,507

Proceeds from sale of containers recorded.........................................                  626           859
Proceeds from sale of containers received.........................................                  707           963


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 1999 and 1998
(Amounts in thousands  except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------


Note 1.   General

      Textainer Equipment Income Fund II, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1989. The Partnership owns a fleet of intermodal marine cargo containers which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1999 and December 31, 1998, and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 1999 and 1998, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying notes included in the Partnership's audited financial statements as of December 31, 1998, in the Annual Report filed on Form 10-K.

      Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform to the 1999 financial statement presentation.

Note 2.   Recovery Costs

      The Partnership accrues an estimate for recovery costs that it expects to incur, as a result of defaults under its leases, which are in excess of estimated insurance proceeds. At March 31, 1999 and December 31, 1998, the amounts accrued were $55 and $48, respectively.

Note 3.   Damage Protection Plan

      The Partnership offers a Damage Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the Partnership's obligation for estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserves at March 31, 1999 and December 31, 1998, were $218 and $222, respectively.

Note 4.   Warranty Claims

      During 1992, 1993 and 1995, the Partnership settled warranty claims against a container manufacturer relating to certain containers. The Partnership is amortizing the settlement amounts over the remaining estimated useful life of these containers (between six and seven years), reducing maintenance and repair costs over that time. At March 31, 1999 and December 31, 1998, the unamortized portion of the settlement amount was $332 and $385, respectively.

Note 5.   Acquisition of Containers

      During  the  three-month  periods  ended  March  31,  1999 and  1998,  the
      Partnership   purchased   containers   with  a  cost  of  $266  and  $332,
      respectively.

Note 6.   Transactions with Affiliates

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

      In accordance with the Partnership Agreement, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. If the allocation of distributions exceeds the allocation of net earnings and creates a deficit in the General Partners' aggregate capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $13 and $17 of acquisition fees as part of container rental equipment costs during the three-month periods ended March 31, 1999 and 1998, respectively. The Partnership incurred $62 and $63 of incentive management fees during the three-month periods ended March 31, 1999 and 1998, respectively. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 1999 and December 31, 1998.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $148 and $146 for the three-month periods ended March 31, 1999 and 1998, respectively. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership for the three-month periods ended March 31, 1999 and 1998 were as follows:

                                                       1999       1998
                                                       ----       ----

               Salaries                               $  71      $  79
               Other                                     63         87
                                                       ----       ----
                 Total general and
                    administrative costs              $ 134      $ 166
                                                       ====       ====

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership for the three-month periods ended March 31, 1999 and 1998:

                                                       1999        1998
                                                       ----        ----

               TEM                                    $ 120       $ 151
               TFS                                       14          15
                                                       ----        ----
                 Total general and
                    administrative costs              $ 134       $ 166
                                                       ====        ====

      The General Partners or TAS, through October 1998, may acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers may then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. In addition, the General Partners and TAS, prior to its liquidation, are
      entitled  to  an  acquisition  fee  for  any  containers   resold  to  the
      Partnership.

      At March 31, 1999 and December 31, 1998, due from affiliates, net is comprised of:

                                                          1999              1998
                                                          ----              ----
               Due from affiliates:
                 Due from TEM................           $  512            $  560
                                                          ----              ----

               Due to affiliates:
                 Due to TFS..................               25                21
                 Due to TL...................                1                 1
                 Due to TCC..................                8                 5
                                                          ----              ----
                                                            34                27
                                                          ----              ----

               Due from affiliates, net                 $  478            $  533
                                                          ====              ====



      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above and in the accrual and remittance of net rental revenues and sales proceeds from TEM.

Note 7.   Rentals Under Long-Term Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at March 31, 1999. Although the leases are generally cancelable at the end of each twelve-month period with a penalty, the following schedule assumes that the leases will not be terminated.

               Year ending March 31:

               2000.............................................            $292
               2001.............................................              69
               2002.............................................              45
               2003.............................................              44
               2004.............................................              25
                                                                             ---

               Total minimum future rentals receivable..........            $475
                                                                             ===

Note 8.   Direct Financing Leases

      The components of the net investment in direct financing leases at March 31, 1999 and December 31, 1998 are as follows:

                                                                 1999      1998
                                                                 ----      ----

               Future minimum lease payments receivable......   $ 497     $ 568
               Residual value................................       2         2
               Less:  unearned income........................     (81)     (103)
                                                                 ----      ----

               Net investment in direct financing leases.....   $ 418     $ 467
                                                                 ====      ====

      The following is a schedule by year of minimum lease payments receivable under the twenty-three direct financing leases as of March 31, 1999:

               Year ending March 31:

               2000...............................................         $ 316
               2001...............................................           175
               2002...............................................             6
                                                                            ----

               Total minimum lease payments receivable............         $ 497
                                                                            ====

      Rental income for the three-month periods ended March 31, 1999 and 1998 includes $25 and $32,respectively, of income from direct financing leases.

Note 9.   Accounts Receivable Write-Off

      During the three months ended March 31, 1998, the Partnership wrote-off $516 of delinquent receivables from two lessees against which reserves were recorded in 1994 and 1995.

Note 10. Container Rental Equipment Write-Down

      New container prices have been declining since 1995, and the cost of purchasing new containers at year-end 1998 and the first quarter of 1999 was significantly less than the cost of containers purchased in the last several years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 1999 and December 31, 1998, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. During 1998 and the three-month period ended March 31, 1999, the Partnership wrote-down the value of these containers to their estimated fair value, which was based on recent sales prices.

      At December 31, 1998 the Partnership recorded additional depreciation expense of $232 to write down the value of 954 containers identified for sale in low demand locations. During the three-month period ended March 31, 1999, the Partnership sold 303 of these previously written down containers for a loss of $35 and recorded an additional depreciation expense of $61 to write down the value of 504 additional containers subsequently identified for sale in these locations. The Partnership incurred losses on the sale of containers previously written down as the actual sales prices received during 1999 were lower than the estimates used for the write-down recorded in 1998, due to the unexpected decline in container sales prices.

      If  more  containers  in   these  or   other  locations  are  subsequently
      identified as available for sale, the Partnership may incur additional write-downs and/or may incur losses on the sale of these containers.

Note 11.   Redemptions

      The following redemption offerings were consummated by the Partnership during the three-month period ended March 31, 1999:

                                                              Units              Average
                                                             Redeemed        Redemption Price             Amount Paid
                                                             --------        ----------------             -----------
        Inception through December 31, 1998                   35,472              $10.86                     $  385

        Quarter ended:
              March 31, 1999....................               2,000              $ 8.66                         17
                                                              ------                                           ----

        Partnership to date.....................              37,472              $10.73                     $  402
                                                              ======                                           ====

      The redemption price is fixed by formula.


Note 12.   Readiness for Year 2000

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From November 8, 1989 until January 15, 1991, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on December 19, 1989, and on January 15, 1991, the Partnership had received its maximum subscription amount of $75,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 1999, the Partnership redeemed 2,000 units for a total dollar amount of $17.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the three-month period ended March 31, 1999, the Partnership declared cash distributions to limited partners pertaining to the period from December 1998 through February 1999 in the amount of $1,485. These distributions represent an annualized return of 8% on each unit. On a cash basis, $1,351 of these distributions was from operations and $134 was a return of capital. On a GAAP basis, $1,232 of these distributions was a return of capital and the balance was from net income.

At March 31, 1999 the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the three-month periods ended March 31, 1999 and 1998, was $1,351 and $1,686, respectively. The decrease of $335, or 20%, was primarily attributable to the decrease in net earnings adjusted for non-cash transactions and the fluctuation in accounts receivable, excluding write-off, offset by the fluctuation in due from affiliates, net. Net earnings adjusted for non-cash transactions decreased primarily due to the decline in rental income, which is discussed more fully in "Results of Operations". The decrease in accounts receivable of $117 for the three-month period ended March 31, 1999 was primarily due to the decline in rental income. For the three-month period ended March 31, 1998, accounts receivable decreased $339 primarily due to a decrease in the average collection period of accounts receivable. The fluctuations in due from affiliates, net resulted from the timing differences in payment of expenses and fees and in the remittance of net rental revenues from TEM.

For the three-month periods ended March 31, 1999 and 1998, net cash provided by investing activities (the purchase and sale of containers) was $420 and $613, respectively. The decrease of $193, or 31%, was primarily due to the decrease in sales proceeds, offset by a decrease in the number of containers purchased. The decrease in sales proceeds resulted from a lower average container sales price, offset by the Partnership having sold more containers for the three-month period ended March 31, 1999 compared to the equivalent period in 1998. The increase in container sales during 1999 was primarily due to the Partnership having sold containers located in low demand locations as discussed below in "Results of Operations". Until market conditions improve, the Partnership plans to continue to sell these containers and proceeds from container sales will fluctuate based on the number of containers sold and the actual sales price received on the sale of these containers.

Consistent with its investment objectives, the Partnership intends to continue to reinvest available cash from operations and all or a significant amount of the proceeds from container sales in additional containers. However, the number of additional containers purchased may not equal the number of containers sold as new container prices are likely to be greater than proceeds from container sales. Current market conditions are expected to continue to have an adverse effect on the amount of cash provided by operations that is available for additional container purchases, which has resulted in lower than anticipated reinvestment in containers. Additionally, market conditions have also had an adverse effect on the average amount of sales proceeds recently realized from container sales. Market conditions are discussed more fully under "Results of Operations".

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the three-month periods ended March 31, 1999 and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1999        1998

                 Beginning container fleet...............     16,281      17,697
                 Ending container fleet..................     15,869      17,297
                 Average container fleet.................     16,075      17,497

The decline in the average container fleet of 8% from the three-month period ended March 31, 1998 to the three-month period ended March 31, 1999 was due to the Partnership having sold more containers than it purchased since March 31, 1998. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. The Partnership plans to use the remaining sales proceeds for future container purchases. As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above in "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 72% and 79% on average during the three months ended March 31, 1999 and 1998, respectively. This decline in utilization, caused by lower demand, had a significant adverse effect on rental income as discussed below. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 1999 and 1998.

The Partnership's income from operations for the three-month periods ending March 31, 1999 and 1998 was $294 and $766, respectively, on rental income of $2,103 and $2,556, respectively. The decrease in rental income of $453, or 18%, from the three-month period ended March 31, 1998 to the comparable period in 1999 was primarily attributable to a decrease in income from container rentals which decreased $393, or 18%, primarily due to the decreases in the average on-hire utilization of 9%, average container fleet of 8% and average rental rates of 2%, offset by a decrease in leasing incentives of 33%. The decline in utilization, in addition to the decline in the container fleet, which is discussed above, had the most significant adverse effect on rental income.

The decline in rental rates from the three-month period ended March 31, 1998 to the equivalent period in 1999 was primarily due to historically low new container prices and lower demand for leased containers. The lower demand was also principally responsible for the decline in utilization from the three-month period ended March 31, 1998 to the equivalent period in 1999. Demand decreased primarily due to the growth of the trade imbalance with Asia, as the weakening of many Asian currencies in 1998 resulted in significant increases in exports from Asia to North America and Europe and corresponding decreases in imports into Asia from North America and Europe. This trade imbalance has created a strong demand for containers in Asia and a weak demand for containers in North America and Europe. While this imbalance resulted in a decline in leasing incentives, it also contributed to further declines in average utilization and rental rates for the Partnership during 1998 and 1999. This imbalance has also resulted in an unusually high build-up of containers in lower demand locations during 1998 and the first part of 1999.

In an effort to improve utilization and to alleviate the container build-up, the General Partners have repositioned newer containers to higher demand locations. The General Partners plan to continue this repositioning effort despite the continuing decline in utilization in 1999, as they believe that the decline in the Partnership's utilization during the first quarter of 1999 would have been even greater had containers not been repositioned. The Partnership incurred increased direct container expenses in 1998 as a result of repositioning containers from these lower demand locations and anticipates incurring additional direct container costs in 1999 as it continues its repositioning efforts. The Partnership has also sold and plans to continue to sell certain containers located in lower demand locations. The decision to sell these containers was based on the current expectation that the economic benefit of selling these containers and using the related sales proceeds to purchase new containers in high demand locations was greater than the economic benefit of continuing to own these containers. The majority of the containers sold were older containers as the expected economic benefit of continuing to own these containers was significantly less than that of newer containers primarily due to their shorter remaining marine life and the lower demand for leased containers due to the shipping lines' preference for leasing newer containers.

Because of this decision, during 1998, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. However, as the actual sales prices received on these containers during 1999 were lower than the estimates used for the write-down recorded in 1998, due to an unexpected decline in container sales prices, the Partnership incurred losses upon the sale of these containers.

The Partnership recorded an additional write-down during 1999 on certain containers, which were identified as meeting the same criteria for sale. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate for container rental equipment.

For the near term, the General Partners do not foresee material changes in existing market conditions and caution that both utilization and lease rates could further decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three months ended March 31, 1999, the total of these other rental income items was $290, a decrease of $60 from the equivalent period in 1998. The decrease was primarily due to decreases in handling and location income of $38 and $13, respectively. Handling income decreased primarily due to decreases in container movement and the average handling price per container. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations, offset by a decrease in credits given to lessees for picking up containers in certain locations during the three-month period ended March 31, 1999 compared to the equivalent period in 1998.

Direct container expenses decreased $21, or 4%, from the three-month period ending March 31, 1998 to the equivalent period in 1999. The decrease was primarily due to decreases in DPP, maintenance and handling expenses of $20, $19 and $17, respectively, offset by an increase in storage expense of $72. DPP expense decreased due to a decrease in the average repair cost per unit, offset by an increase in the average number of DPP units requiring repair. Maintenance expense decreased due to a decrease in the number of units requiring repair and a lower average repair cost per container. Handling expense decreased due to decreases in container movement and the average handling costs per container. Storage expense increased due to the decrease in utilization noted above and due to an increase in the average storage cost per container.

Bad debt expense increased from a benefit of $21 for the three months ended March 31, 1998 to an expense of $59 in the comparable period in 1999. The benefit recorded for the period ended March 31, 1998 resulted from the effect of insurance proceeds received relating to certain receivables against which reserves had been recorded in 1994 and 1995, as well as the resolution of payment issues with one lessee.

Depreciation expense decreased $67, or 8%, from the three-month period ended March 31, 1998 to the same period in 1999 primarily due to the decrease in fleet size.

New container prices have been declining since 1995, and the cost of purchasing new containers at year-end 1998 and the first quarter of 1999, was significantly less than the cost of containers purchased in the last several years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 1999 and December 31, 1998, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. During 1998 and the three-month period ended March 31, 1999, the Partnership wrote-down the value of these containers to their estimated fair value, which was based on recent sales prices.

At December 31, 1998 the Partnership recorded additional depreciation expense of $232 to write down the value of 954 containers identified for sale in low demand locations. During the three-month period ended March 31, 1999, the Partnership sold 303 of these previously written down containers for a loss of $35 and recorded an additional depreciation expense of $61 to write down the value of 504 additional containers subsequently identified for sale in these locations. The Partnership incurred losses on the sale of containers previously written down as the actual sales prices received during 1999 were lower than the estimates used for the write-down recorded in 1998, due to the unexpected decline in container sales prices.

If more containers in these or other locations are subsequently identified as available for sale, the Partnership may incur additional write-downs and/or may incur losses on the sale of these containers.

Management fees to affiliates were comparable at $210 and $209 for the three-month periods ended March 31, 1999 and 1998, respectively. Equipment management fees, which are primarily based on rental income, did not decrease despite the decrease in rental income, primarily due to the effect of an adjustment recorded during 1998 resulting from the write-off of receivables for two lessees. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and partners' capital, were comparable for the three-month periods ended March 31, 1999 and 1998, at $62 and $63, respectively.

General and administrative costs to affiliates decreased $32, or 19%, from the three-month period ended March 31, 1998 to the comparable period in 1999 primarily due to the decrease in the allocation of overhead costs from TEM.

Other income (expense) decreased from income of $154 for the three-month period ended March 31, 1998 to an expense of $25 for the equivalent period in 1999. The decrease was primarily due to the fluctuation of gain/loss on sale of containers from a gain of $137 for the three-month period ended March 31, 1998 to a loss of $49 for the equivalent period in 1999. The loss on sale of containers recorded in 1999 was due to the loss recorded on the sale of containers previously written down and due to the Partnership having sold containers at a younger age and a lower average sales price per container. The Partnership incurred losses on the sale of containers previously written down as the actual sales prices received during 1999 were lower than the estimates used for the write-down recorded in 1998, due to the unexpected decline in container sales prices. The decision to sell containers was based on the current expectation that the economic benefit of selling these containers and using the related sales proceeds to purchase new containers in high demand locations was greater than the economic benefit of continuing to own these containers. If other containers are identified as available for sale, the Partnership may incur losses on such sales.

Net earnings per limited partnership unit decreased from $0.24 to $0.07 from the three-month period ending March 31, 1998 to the same period in 1999, reflecting the decrease in net earnings allocated to limited partners from $905 to $253, respectively.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 1999, which would result in such a risk materializing.

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

The cost of the revisions and testing relating to these systems was incurred by TEM and a portion of the cost was allocated to the Partnership as part of general and administrative costs allocated from TEM during 1998. While Year 2000 remediation costs were not specifically identified, it is estimated that total Year 2000 related expenses included in allocated overhead from TEM were less than $15. The Partnership and the General Partners do not anticipate incurring significant additional remediation costs related to the Year 2000 issue in 1999. There has been no material effect on the Partnership's financial condition and results of operations as a result of TEM's delay in routine systems projects as a result of Year 2000 remediation.

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

The Partnership and the General Partners are also continuing their assessment of Year 2000 issues with third parties, comprised of lessees, manufacturers, depots, and other vendors and suppliers, with whom the Partnership and the General Partners have a material business relationship (Third Parties). Currently, the Partnership and the General Partners believe that if a significant portion of its lessees is non-compliant for a substantial length of time, the Partnership's operations and financial condition would be materially adversely affected. Non-compliance by other Third Parties is not expected to have a material effect on the Partnership's results of operations and financial condition. The General Partners have sent letters to lessees and other Third Parties requesting representations on their Year 2000 readiness. The General Partners have received responses to 83% of the letters sent with all but seven respondents representing that they are or will be Year 2000 compliant. Non-compliance by these seven respondents is not expected to have a material adverse effect on the Partnership's operations or financial condition. The
General Partners are continuing to follow up with non-respondents and will continue to identify additional Third Parties whose Year 2000 readiness should be assessed. As this assessment has not been completed, the General Partners have not yet assumed that a lack of response means that any non-responding Third Parties will not be Year 2000 compliant.

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

Forward Looking Statements and Other Risk Factors Relating to the Year 2000

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


Date:  May 14, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Executive Vice President,                      May 14, 1999
John R. Rhodes                           (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 May 14, 1999
John A. Maccarone                        Officer)


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


Date: May 14, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                          Date



/s/John R. Rhodes                        Executive Vice President,                      May 14, 1999
________________________                 (Principal Financial and
John R. Rhodes                           Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                     President (Principal Executive                 May 14, 1999
________________________                 Officer)
John A. Maccarone

