Form 10-Q
period 1999-09-30
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 1999-11-12
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 12, 1999


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Company") the Company's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1999.

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


                For the quarterly period ended September 30, 1999


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 1999

Table of Contents
-----------------------------------------------------------------------------------------------------------




                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - September 30, 1999 (unaudited)
          and December 31, 1998.................................................................      3


          Statements of Earnings for the three and nine months
          ended September 30, 1999 and 1998 (unaudited).........................................      4


          Statements of Partners' Capital for the nine months
          ended September 30, 1999 and 1998 (unaudited).........................................      5


          Statements of Cash Flows for the nine months
          ended September 30, 1999 and 1998 (unaudited).........................................      6


          Notes to Financial Statements (unaudited).............................................      8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................      13






TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 1999 and December 31, 1998
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                                 1999                   1998
                                                                           ----------------       ----------------
                                                                             (unaudited)
Assets
Container rental equipment, net of accumulated
    depreciation of $20,040 (1998:  $21,059) (note 5)                    $          30,316      $          33,685
Cash                                                                                 1,903                  1,752
Net investment in direct finance leases (note 4)                                       355                    467
Accounts receivable, net of allowance for doubtful
     accounts of $391 (1998:  $315)                                                  1,916                  2,191
Due from affiliates, net (note 2)                                                      561                    533
Prepaid expenses                                                                         -                     16
                                                                           ----------------       ----------------


                                                                         $          35,051      $          38,644
                                                                           ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $             241      $             264
   Accrued liabilities                                                                 137                     89
   Accrued recovery costs                                                               69                     48
   Accrued damage protection plan costs                                                259                    222
   Warranty claims                                                                     225                    385
   Container purchases payable                                                         554                      -
   Deferred quarterly distributions                                                     68                     68
                                                                           ----------------       ----------------

      Total liabilities                                                              1,553                  1,076
                                                                           ----------------       ----------------

Partners' capital:
   General partners                                                                      -                      -
   Limited partners                                                                 33,498                 37,568
                                                                           ----------------       ----------------

      Total partners' capital                                                       33,498                 37,568
                                                                           ----------------       ----------------


                                                                         $          35,051      $          38,644
                                                                           ================       ================

See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three and nine months  ended  September  30,  1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                            Three months       Three months          Nine months        Nine months
                                                                   Ended              Ended                Ended              Ended
                                                          Sept. 30, 1999     Sept. 30, 1998       Sept. 30, 1999     Sept. 30, 1998
                                                          --------------     --------------       --------------     ---------------

Rental income                                            $        2,015     $        2,524       $        6,079     $         7,787
                                                          --------------     --------------       --------------     ---------------

Costs and expenses:
   Direct container expenses                                        468                531                1,611               1,794
   Bad debt expense (benefit)                                        29                 (6)                 109                 (81)
   Depreciation                                                     751                850                2,337               2,582
   Write-down of containers (note 5)                                 40                  -                  296                   -
   Professional fees                                                 31                  8                   53                  25
   Management fees to affiliates (note 2)                           204                240                  614                 689
   General and administrative costs to affiliates (note 2)           82                129                  326                 436
   Other general and administrative costs                            28                 26                   76                  71
                                                          --------------     --------------       --------------     ---------------

                                                                  1,633              1,778                5,422               5,516
                                                          --------------     --------------       --------------     ---------------

   Income from operations                                           382                746                  657               2,271
                                                          --------------     --------------       --------------     ---------------

Other (expense) income:
   Interest income                                                   23                 31                   74                  71
   Loss on sale of containers                                      (107)              (106)                (281)                (16)
                                                          --------------     --------------       --------------     ---------------

                                                                    (84)               (75)                (207)                 55
                                                          --------------     --------------       --------------     ---------------

   Net earnings                                          $          298     $          671       $          450     $         2,326
                                                          ==============     ==============       ==============     ===============

Allocation of net earnings (note 2):
   General partners                                      $           16     $           16       $           47     $            47
   Limited partners                                                 282                655                  403               2,279
                                                          --------------     --------------       --------------     ---------------

                                                         $          298     $          671       $          450     $         2,326
                                                          ==============     ==============       ==============     ===============

Limited partners' per unit share
   of net earnings                                       $         0.08     $         0.18       $         0.11     $          0.61
                                                          ==============     ==============       ==============     ===============

Limited partners' per unit share
   of distributions                                      $         0.40     $         0.40       $         1.20     $          1.20
                                                          ==============     ==============       ==============     ===============

Weighted average number of limited
   partnership units outstanding                              3,712,328          3,719,808            3,712,461            3,726,021
                                                          ==============     ==============       ==============     ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------------------------------------

                                                                        Partners' Capital
                                                    ----------------------------------------------------------
                                                       General             Limited               Total
                                                    -------------        -------------      ---------------

Balances at January 1, 1998                       $          (90)      $       41,305     $         41,215

Distributions                                                (47)              (4,470)              (4,517)

Redemptions                                                    -                  (69)                 (69)

Net earnings                                                  47                2,279                2,326
                                                    -------------        -------------      ---------------

Balances at September 30, 1998                    $          (90)      $       39,045     $         38,955
                                                    =============        =============      ===============

Balances at January 1, 1999                       $            -       $       37,568     $         37,568

Distributions                                                (47)              (4,455)              (4,502)

Redemptions (note 6)                                           -                  (18)                 (18)

Net earnings                                                  47                  403                  450
                                                    -------------        -------------      ---------------

Balances at September 30, 1999                    $            -       $       33,498     $         33,498
                                                    =============        =============      ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                                                            1999              1998
                                                                                       --------------   ---------------
Cash flows from operating activities:
   Net earnings                                                                       $          450   $         2,326
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation                                                                           2,337             2,582
        Write-down of containers (note 5)                                                        296                 -
        Increase (decrease) in allowance for doubtful accounts,
            excluding write off (note 7)                                                          76              (139)
        Loss on sale of containers                                                               281                16
        (Increase) decrease in assets:
           Proceeds from principal payments on direct financing leases                           179               166
           Accounts receivable, excluding write off (note 7)                                     199               732
           Due from affiliates, net                                                              (66)             (441)
           Prepaid expenses                                                                       16                85
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                               25                63
           Accrued recovery costs                                                                 21               (23)
           Accrued damage protection plan costs                                                   37                47
           Warranty claims                                                                      (160)             (160)
                                                                                       --------------   ---------------


              Net cash provided by operating activities                                        3,691             5,254
                                                                                       --------------   ---------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                            2,280             2,562
   Container purchases                                                                        (1,300)           (2,247)
                                                                                       --------------   ---------------

              Net cash provided by investing activities                                          980               315
                                                                                       --------------   ---------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                      (18)              (69)
   Distributions to partners                                                                  (4,502)           (4,525)
                                                                                       --------------   ---------------

              Net cash used in financing activities                                           (4,520)           (4,594)
                                                                                       --------------   ---------------

Net increase in cash                                                                             151               975

Cash at beginning of period                                                                    1,752               981
                                                                                       --------------   ---------------

Cash at end of period                                                                 $        1,903   $         1,956
                                                                                       ==============   ===============


See accompanying notes to financial statements





TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the nine months ended September 30, 1999 and 1998
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of September 30, 1999 and 1998, and December 31, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998.

                                                               Sept. 30        Dec. 31         Sept. 30       Dec. 31
                                                                   1999           1998             1998          1997
                                                             -----------    -----------    -------------    ----------

Container purchases included in:
     Due to affiliates..............................               $  1           $ 34             $ 15          $ (3)
     Container purchases payable....................                554              -              374           342

Distributions to partners included in:
     Due to affiliates..............................                  6              6                6             6
     Deferred quarterly distributions...............                 68             68               69            77

Proceeds from sale of containers included in:
     Due from affiliates............................                418            489              353           566

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 1999 and 1998.

                                                                                                   1999          1998
                                                                                                   ----          ----

Container purchases recorded......................................................               $1,821        $2,297
Container purchases paid..........................................................                1,300         2,247

Distributions to partners declared................................................                4,502         4,517
Distributions to partners paid....................................................                4,502         4,525

Proceeds from sale of containers recorded.........................................                2,209         2,349
Proceeds from sale of containers received.........................................                2,280         2,562


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months  ended  September  30,  1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund II, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1989. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      All adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1999, and the results of its operations, changes in partners' capital and cash flows for the nine-month periods ended September 30, 1999 and 1998, have been made.

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

Note 2.   Transactions with Affiliates

      Textainer Financial Services Corporation (TFS) is the managing general partner of the Partnership and is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are associate general partners of the Partnership. The managing general partner and the associate general partners are collectively referred to as the General Partners and are commonly owned by Textainer Group Holdings Limited (TGH). The General Partners also act in this capacity for other limited partnerships. Prior to its liquidation in October 1998, Textainer Acquisition Services Limited
      (TAS), a former affiliate of the General Partners, performed services related to the acquisition of containers outside the United States on behalf of the Partnership. Effective November 1998, these services are being performed by TEM. The General Partners manage the affairs of the Partnership.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $87 and $109 of acquisition fees as part of container rental equipment costs during the nine-month periods ended September 30, 1999 and 1998, respectively. The Partnership incurred $63 and $187 of incentive management fees during the three and nine-month periods ended September 30, 1999 and $63 and $188 for the comparable periods in 1998. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 1999 and December 31, 1998.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $141 and $427 for the three and nine-month periods ended September 30, 1999 and $177 and $501 for the comparable periods in 1998. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership for the three and nine-month periods ended September 30, 1999 and 1998 were as follows:

                                                       Three months                  Nine months
                                                      ended Sept. 30,              ended Sept. 30,
                                                      ---------------              ---------------
                                                      1999       1998              1999       1998
                                                      ----       ----              ----       ----

               Salaries                                $48       $ 69              $178       $222
               Other                                    34         60               148        214
                                                        --        ---               ---        ---
                 Total general and
                    administrative costs               $82       $129              $326       $436
                                                        ==        ===               ===        ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership for the three and nine-month periods ended September 30, 1999 and 1998:

                                                       Three months                 Nine months
                                                      ended Sept. 30,              ended Sept. 30,
                                                      ---------------              ---------------
                                                      1999       1998              1999       1998
                                                      ----       ----              ----       ----

               TEM                                     $72       $117              $290       $394
               TFS                                      10         12                36         42
                                                        --        ---               ---        ---
                 Total general and
                    administrative costs               $82       $129              $326       $436
                                                        ==        ===               ===        ===

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

      At September 30, 1999 and December 31, 1998, due from affiliates, net is comprised of:

                                                          1999        1998
                                                          ----        ----
           Due from affiliates:
                      Due from TEM...................   $  595      $  560
                                                         -----       -----

           Due to affiliates:
                      Due to TFS.....................       23          21
                      Due to TL......................        1           1
                      Due to TCC.....................       10           5
                                                         -----       -----
                                                            34          27
                                                         -----       -----

           Due from affiliates, net                     $  561      $  533
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future minimum rent receivables under cancelable long-term operating leases at September 30, 1999. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

                 Year ending September 30:

                 2000......................................           $443
                 2001......................................            139
                 2002......................................            129
                 2003......................................             67
                 2004......................................             14
                                                                       ---

                 Total minimum future rentals receivable...           $792
                                                                       ===

Note 4.   Direct Finance Leases

      The components of the net investment in direct finance leases at September 30, 1999 and December 31, 1998 are as follows:

                                                           1999        1998
                                                           ----        ----

           Future minimum lease payments receivable.....  $ 405       $ 568
           Residual value...............................      3           2
           Less:  unearned income.......................    (53)       (103)
                                                           ----        ----

           Net investment in direct finance leases......  $ 355       $ 467
                                                           ====        ====

      The following is a schedule by year of minimum lease payments receivable under the twenty-eight direct finance leases as of September 30, 1999:

                 Year ending September 30:

                 2000..........................................           $ 308
                 2001..........................................              57
                 2002..........................................              16
                 2003..........................................              15
                 2004..........................................               9
                                                                            ---

                 Total minimum lease payments receivable.......           $ 405
                                                                            ===

      Rental income for the three and nine-month periods ended September 30, 1999 and 1998 includes $19 and $65 and $24 and $94, respectively, of income from direct finance leases.

Note 5. Container Rental Equipment Write-Down

      New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during 1999 was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 1999 and December 31, 1998, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. During the year ended December 31, 1998 and the nine-month period ended September 30, 1999, the Partnership wrote-down the value of these containers to their estimated fair value, which was based on recent sales prices.

      At December 31, 1998, the Partnership recorded a write-down of $232 on 954 containers identified for sale in low demand locations. During the nine-month period ended September 30, 1999, the Partnership recorded additional write-downs of $296 on 810 containers subsequently identified for sale in these locations and sold 971 previously written down containers for a loss of $61. The Partnership incurred losses on the sale of containers previously written down as the actual sales prices received during 1999 were lower than the estimates used for the write-downs recorded in 1998 and 1999, due to unexpected declines in container sales prices.

      If more containers in these or other locations are subsequently identified as available for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods.

Note 6.   Redemptions

      The following redemptions were consummated by the Partnership during the nine-month period ended September 30, 1999:

                                                               Units             Average
                                                             Redeemed        Redemption Price        Amount Paid
                                                             --------        ----------------        -----------

        Inception through December 31, 1998                    35,472             $10.85               $  385
        Quarter ended:
              March 31, 1999....................                2,000             $ 8.50                   17
              September 30, 1999................                  200             $ 5.00                    1
                                                               ------                                     ---

        Partnership to date.....................               37,672             $10.70               $  403
                                                               ======                                    ====

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From November 8, 1989 until January 15, 1991, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on December 19, 1989, and on January 15, 1991, the Partnership had received its maximum subscription amount of $75,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the managing general partner's discretion. All redemptions are subject to the managing general partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 1999, the Partnership redeemed 2,200 units for a total dollar amount of $18. The Partnership used excess cash to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations prior to its distribution to the partners in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited Partners are currently receiving monthly cash distributions in an annualized amount equal to 8% of their original investment. During the nine-month period ended September 30, 1999, the Partnership declared cash distributions to limited partners pertaining to the period from December 1998 through August 1999 in the amount of $4,455. On a cash basis, $3,691 of these distributions was from operating activities and the remainder was from excess cash. On a GAAP basis, $4,052 these distributions was a return of capital and the balance was from net income. Distributions during 1999 and future years may continue to be greater than cash provided by operations and, in this event, would likely be made from proceeds from container sales. As a result, on a cash basis, a portion of future distributions would then be a return of capital. The decision to consider having distributions exceed cash generated from operations was based on the Partnership's age and existing market conditions.

At September 30, 1999 the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the nine-month periods ended September 30, 1999 and 1998, was $3,691 and $5,254, respectively. The decrease of $1,563, or 30%, was primarily attributable to the decrease in net earnings adjusted for non-cash transactions and the smaller decrease in accounts receivable, excluding write-offs, offset by the increase in due from affiliates, net. Net earnings adjusted for non-cash transactions decreased primarily due to the decline in rental income, which is discussed more fully in "Results of Operations". The decrease in accounts receivable of $199 for the nine-month period ended September 30, 1999 was primarily due to the decline in rental income. For the nine-month period ended September 30, 1998, accounts receivable, excluding write-off, decreased $732 primarily due to a decrease in the average collection period of accounts receivable and due to the resolution of payment issues with one lessee. The increases in due from affiliates, net resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues.

For the nine-month periods ended September 30, 1999 and 1998, net cash provided by investing activities (the purchase and sale of containers) was $980 and $315, respectively. The increase of $665 was primarily due to the decrease in container purchases, offset by a decrease in sales proceeds. The decrease in sales proceeds resulted from lower average container sales prices received on container sales in 1999, offset by the Partnership having sold more containers during the nine-month period ended September 30, 1999 compared to the equivalent period in 1998. The increase in container sales during 1999 was primarily due to the Partnership having sold containers located in low demand locations as discussed below in "Results of Operations". Until market conditions improve, the Partnership plans to continue to sell certain containers located in low demand locations. The Partnership also sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. Proceeds from container sales will fluctuate based on the number of containers sold and the actual price received on the sale.

The Partnership intends to continue to reinvest a portion of cash from container sales proceeds in additional containers. The number of additional containers purchased is not likely to equal the number of containers sold for several reasons. First, new container prices are likely to be greater than proceeds available for reinvestment. Additionally, cash available for reinvestment is likely to be lower than previously anticipated as a portion of future container sale proceeds is likely to be used to pay distributions. Furthermore, in the near term, the Partnership does not anticipate having excess cash from operations, after paying distributions, to reinvest in new containers, resulting in a slower than anticipated rate of reinvestment. Finally, market conditions have had an adverse effect on the average sales proceeds recently realized from container sales. A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 1999 and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               1999        1998
                                                               ----        ----

                 Beginning container fleet...............     16,281      17,697
                 Ending container fleet..................     15,053      16,845
                 Average container fleet.................     15,667      17,271

The decline in the average container fleet of 9% from the nine-month period ended September 30, 1998 to the comparable period ended September 30, 1999 was due to the Partnership having sold more containers than it purchased since September 30, 1998. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. As noted above, when containers are sold in the future, sales proceeds not used to pay distributions are not likely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above in "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 72% and 78% on average during the nine months ended September 30, 1999 and 1998, respectively. This decline in utilization, caused by lower demand, had a significant adverse effect on rental income as discussed below. In addition, rental income is affected by daily rental rates and leasing incentives.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 1999 and 1998.

The Partnership's income from operations for the nine-month periods ending September 30, 1999 and 1998 was $657 and $2,271, respectively on rental income of $6,079 and $7,787, respectively. The decrease in rental income of $1,708, or 22%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 was attributable to decreases in container rental income and other rental income. Income from container rentals, the major component of total revenue, decreased $1,296, or 20%, primarily due to the decreases in the average container fleet of 9%, average on-hire utilization of 8% and average rental rates of 4%. Rental income was also adversely affected by an increase in leasing incentives; however, the declines in fleet size (discussed above) and utilization had the most significant adverse effect on rental income.

The decline in average utilization from the three and nine-month periods ended September 30, 1998 to the equivalent periods in 1999 was primarily due to lower demand for leased containers. Demand decreased primarily due to (i) shipping lines continuing to purchase rather than lease containers as a result of historically low new container prices and low interest rates and (ii) the growth of the trade imbalance with Asia. Rental rates have also declined as shipping lines continue to negotiate lower rates as a result of this lower demand and the historically low container prices.

The trade imbalance has been the primary cause of the continuing build-up of containers in lower demand locations. The General Partners have continued to reposition newer containers to higher demand locations in an effort to improve utilization and alleviate container build-up. Partially as a result of this effort, utilization has remained comparable during the first three quarters of 1999 and has been steadily increasing since September 1999. However, as a result of the repositioning effort, the Partnership continued to incur increased direct container expenses in 1999. For the near-term, the General Partners plan to continue this repositioning effort.

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

Because of the decision to sell certain containers during 1998 and 1999, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices, the actual sales prices received on these containers during 1999 were lower than the estimates used for the write-downs recorded in 1998 and 1999, resulting in the Partnership incurring losses upon the sale of these containers. The Partnership recorded additional write-downs during 1999 on previously written down containers and on certain other containers, which were identified as meeting the same criteria for sale. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate for or write-down the value of container rental equipment.

For the near term, the General Partners do not foresee material changes in existing market conditions and caution that utilization, lease rates and container sale prices could further decline, adversely affecting the Partnership's operating results.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under short-term operating leases. At September 30, 1999 and 1998, there were 240 and 214 containers under direct financing leases, respectively.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended
September 30, 1999, the total of these other rental income items was $790, a decrease of $412 from the equivalent period in 1998. The decrease was primarily due to decreases in location and handling income of $296 and $79, respectively. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations. Handling income decreased due to decreases in the average handling price charged per container and in container movement during the nine-month period ended September 30, 1999 compared to the equivalent period in 1998. The decline in the average container fleet also contributed to these declines.

Direct container expenses decreased $183, or 10%, from the nine-month period ending September 30, 1998 to the equivalent period in 1999. The decrease was primarily due to the decline in the average container fleet which contributed to the decreases in repositioning and maintenance expense of $198 and $85, respectively, offset by an increase in storage expense of $175. Repositioning expense decreased due to the decrease in the number of containers repositioned. Maintenance expense decreased due to a decrease in the number of units requiring repair and due to a decrease in the average repair cost per container. Storage expense increased due to the decrease in average utilization noted above and due to an increase in the average storage cost per container.

Bad debt expense increased from a benefit of $81 for the nine-month period ended September 30, 1998 to an expense of $109 in the comparable period in 1999. Higher reserve requirements in 1999 and the effect of insurance proceeds received during the nine-month period ended September 30, 1998, relating to certain receivables against which reserves had been recorded in 1994 and 1995, as well as the resolution of payment issues with one lessee during 1998, were primarily responsible for the benefit recorded in 1998 and, therefore, the fluctuation in bad debt expense between the periods.

Depreciation expense decreased $245, or 9%, from the nine-month period ended September 30, 1998 to the same period in 1999 primarily due to the decrease in fleet size.

New container prices have been declining since 1995, and the cost of new containers at year-end 1998 and during 1999, was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 1999 and December 31, 1998, and determined that a reduction to the carrying value of the containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. During the year ended December 31, 1998 and the nine-month period ended September 30, 1999, the Partnership wrote-down the value of these containers to their estimated fair value, which was based on recent sales prices.

At December 31, 1998, the Partnership recorded a write-down of $232 on 954 containers identified for sale in low demand locations. During the nine-month period ended September 30, 1999, the Partnership recorded additional write-downs of $296 on 810 containers subsequently identified for sale in these locations and sold 971 previously written down containers for a loss of $61. The Partnership incurred losses on the sale of containers previously written down as the actual sales prices received during 1999 were lower than the estimates used for the write-downs recorded in 1998 and 1999, due to unexpected declines in container sales prices.

If more containers in these or other locations are subsequently identified as available for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers.

Management fees to affiliates decreased $75, or 11%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 primarily due to a decrease in equipment management fees. The decrease in equipment management fees resulted primarily from the decrease in rental income, upon which the management fee is primarily based, and these fees were approximately 7% of rental income for the nine-month period ended September 30, 1999. Equipment management fees for the nine-month period ended September 30, 1998 were only 6% of rental income due to an adjustment resulting from the write-off of receivables for two leases. Incentive management fees, which are based on the Partnership's limited and general partner distributions and partners' capital, were comparable at $187 and $188 for the nine-month periods ended September 30, 1999 and 1998, respectively.

General and administrative costs to affiliates decreased $110, or 25%, from the nine-month period ended September 30, 1998 to the comparable period in 1999 primarily due to the decrease in the allocation of overhead costs from TEM as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other income decreased from income of $55 for the nine-month period ended September 30, 1998 to an expense of $207 for the equivalent period in 1999, primarily due to the $265 increase in loss on sale of containers. The loss on sale of containers recorded in the nine-month period ended September 30, 1999 was primarily due to the Partnership selling containers in low demand locations at lower average sales prices, as discussed above, and due to the loss recorded on the sale of containers previously written down.

Net earnings per limited partnership unit decreased from $0.61 to $0.11 from the nine-month period ending September 30, 1998 to the same period in 1999, reflecting the decrease in net earnings allocated to limited partners from $2,279 to $403, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 1999 and 1998.

The Partnership's income from operations for the three-month periods ending September 30, 1999 and 1998 was $382 and $746, respectively on rental income of $2,015 and $2,524, respectively. The decrease in rental income of $509, or 20%, from the three-month period ended September 30, 1998 to the comparable period in 1999 was attributable to decreases in container rental income and other rental income. Income from container rentals decreased $427, or 20%, due to decreases in average container fleet of 11%, average rental rates of 8%, and average on-hire utilization of 5%. Leasing incentives increased, which also had an adverse effect on rental income.

For the three-month period ended September 30, 1999, other rental income was $284, a decrease of $82 from the equivalent period in 1998. Other rental income decreased primarily due to decreases in location, DPP and handling income of $53, $16 and $14, respectively. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations. DPP income decreased due to a decrease in the average DPP price charged per container. Handling income decreased primarily due to a decrease in the average handling price charged per container, offset by an increase in container movement during the three-month period ended September 30, 1999 compared to the equivalent period in 1998.

Direct container expenses decreased $63, or 12% from the three-month period ending September 30, 1998 to the equivalent period in 1999, primarily due to the decrease in the average container fleet and decreases in repositioning and DPP expenses of $40 and $25, respectively, offset by an increase in storage expense of $33. Repositioning expense decreased primarily due to a decrease in the number of containers repositioned. DPP expense decreased primarily due to a lower average DPP cost per container during the three-month period ended
September 30, 1999 compared to the same period in 1998. Storage expense increased due to the decrease in average utilization noted above and due to an increase in the average storage cost per container.

Bad debt expense increased from a benefit of $6 for the three-month period ended September 30, 1998 to an expense of $29 for the comparable period in 1999. The resolution of payment issues with one lessee during 1998 and lower 1998 reserve requirements were primarily responsible for the lower cost in 1998 and, therefore, the fluctuation in bad debt expense between the periods.

Depreciation expense decreased $99, or 12%, from the three-month period ended September 30, 1998 to the comparable period in 1999 primarily due to the decrease in fleet size.

Management fees to affiliates decreased $36, or 15%, from the three-month period ended September 30, 1998 to the comparable period in 1999, due to a decrease in equipment management fees. The decrease in equipment management fees resulted from the decrease in rental income, and these fees were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $47, or 36%, from the three-month period ended September 30, 1998 to the comparable period in 1999 primarily due to a decrease in the allocation of overhead costs from TEM.

Other expense increased $9 from the three-month period ended September 30, 1998 to the comparable period in 1999. The increase was primarily due to the decrease in interest income.

Net earnings per limited partnership unit decreased from $0.18 to $0.08 from the three-month period ended September 30, 1998 to the same period in 1999, reflecting the decrease in net earnings allocated to limited partners from $655 to $282, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 1999, which would result in such a risk materializing.

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


                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By _______________________________
                                        Ernest J. Furtado
                                        Senior Vice President


Date:  November 12, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         November 12, 1999
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 12, 1999
John A. Maccarone                        Officer)



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


                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By /s/Ernest J. Furtado
                                        ___________________________
                                        Ernest J. Furtado
                                        Senior Vice President


Date:  November 12, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



/s/Ernest J. Furtado                     Senior Vice President,                         November 12, 1999
----------------------------             (Principal Financial and
Ernest J. Furtado                        Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                     President (Principal Executive                 November 12, 1999
-----------------------                  Officer)
John A. Maccarone
