Form 10-Q
period 2000-03-31
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 2000-05-12
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
               650 California Street, 16th Floor
                    San Francisco, CA 94108


May 12, 2000


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2000.

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


         For the quarterly period ended March 31, 2000


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2000

Table of Contents
----------------------------------------------------------------------------------------------------------

                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - March 31, 2000 (unaudited)
          and December 31, 1999...................................................................     3



          Statements of Earnings for the three months
          ended March 31, 2000 and 1999 (unaudited)...............................................     4



          Statements of Partners' Capital for the three months
          ended March 31, 2000 and 1999 (unaudited)...............................................     5



          Statements of Cash Flows for the three months
          ended March 31, 2000 and 1999 (unaudited)...............................................     6



          Notes to Financial Statements (unaudited)...............................................     8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................................................    13



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2000 and December 31, 1999
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                                 2000                   1999
                                                                           ----------------       ----------------
                                                                             (unaudited)
Assets
Container rental equipment, net of accumulated
    depreciation of $18,800, (1999:  $18,956) (note 5)                   $          27,609      $          28,795
Cash                                                                                 2,286                  2,018
Net investment in direct finance leases (note 4)                                       264                    315
Accounts receivable, net of allowance for doubtful
     accounts of $416, (1999:  $398)                                                 1,786                  2,038
Due from affiliates, net (note 2)                                                      450                    499
Prepaid expenses                                                                         7                     11
                                                                           ----------------       ----------------


                                                                         $          32,402      $          33,676
                                                                           ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $             170      $             187
   Accrued liabilities                                                                 164                    155
   Accrued recovery costs                                                               78                     74
   Accrued damage protection plan costs                                                273                    272
   Warranty claims                                                                     118                    172
   Deferred quarterly distributions                                                     69                     69
   Container purchases payable                                                           -                    243
                                                                           ----------------       ----------------

      Total liabilities                                                                872                  1,172
                                                                           ----------------       ----------------

Partners' capital:
   General partners                                                                      -                      -
   Limited partners                                                                 31,530                 32,504
                                                                           ----------------       ----------------

      Total partners' capital                                                       31,530                 32,504
                                                                           ----------------       ----------------


                                                                         $          32,402      $          33,676
                                                                           ================       ================


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three months ended March 31, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
-----------------------------------------------------------------------------------------------------------

                                                                             2000                 1999
                                                                       ----------------     ---------------

Rental income                                                         $          1,968     $         2,103
                                                                       ----------------     ---------------

Costs and expenses:
   Direct container expenses                                                       342                 510
   Bad debt expense                                                                 21                  59
   Depreciation                                                                    676                 800
   Write-down of containers (note 5)                                                81                  61
   Professional fees                                                                17                  11
   Management fees to affiliates (note 2)                                          202                 210
   General and administrative costs to affiliates (note 2)                          94                 134
   Other general and administrative costs                                           19                  24
                                                                       ----------------     ---------------

                                                                                 1,452               1,809
                                                                       ----------------     ---------------

   Income from operations                                                          516                 294
                                                                       ----------------     ---------------

Other income (expense):
   Interest income                                                                  32                  24
   Loss on sale of containers                                                      (14)                (49)
                                                                       ----------------     ---------------

                                                                                    18                 (25)
                                                                       ----------------     ---------------

   Net earnings                                                       $            534     $           269
                                                                       ================     ===============

Allocation of net earnings (note 2):
   General partners                                                   $             16     $            16
   Limited partners                                                                518                 253
                                                                       ----------------     ---------------

                                                                      $            534     $           269
                                                                       ================     ===============

Limited partners' per unit share
   of net earnings                                                    $           0.14     $          0.07
                                                                       ================     ===============

Limited partners' per unit share
   of distributions                                                   $           0.40     $          0.40
                                                                       ================     ===============

Weighted average number of limited
   partnership units outstanding                                             3,711,328           3,712,528
                                                                       ================     ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2000 and 1999
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                          Partners' Capital
                                                    ------------------------------------------------------------
                                                       General                Limited                 Total
                                                    -------------         --------------         ---------------

Balances at January 1, 1999                      $             -        $        37,568        $         37,568

Distributions                                                (16)                (1,485)                 (1,501)

Redemptions (note 6)                                           -                    (17)                    (17)

Net earnings                                                  16                    253                     269
                                                   --------------         --------------         ---------------

Balances at March 31, 1999                       $             -        $        36,319        $         36,319
                                                   ==============         ==============         ===============

Balances at January 1, 2000                      $             -        $        32,504        $         32,504

Distributions                                                (16)                (1,485)                 (1,501)

Redemptions (note 6)                                           -                     (7)                     (7)

Net earnings                                                  16                    518                     534
                                                   --------------         --------------         ---------------

Balances at March 31, 2000                       $             -        $        31,530        $         31,530
                                                   ==============         ==============         ===============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2000 and 1999
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------
                                                                                            2000             1999
                                                                                      ---------------   --------------

Cash flows from operating activities:
   Net earnings                                                                       $          534    $         269
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation                                                                             676              800
        Write-down of containers (note 5)                                                         81               61
        Increase in allowance for doubtful accounts                                               18               55
        Loss on sale of containers                                                                14               49
        (Increase) decrease in assets:
           Net investment in direct finance leases                                                72               56
           Accounts receivable                                                                   234              117
           Due from affiliates, net                                                               20               (5)
           Prepaid expenses                                                                        4                5
         Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                               (8)              (6)
           Accrued recovery costs                                                                  4                7
           Accrued damage protection plan costs                                                    1               (4)
           Warranty claims                                                                       (54)             (53)
                                                                                      ---------------   --------------


              Net cash provided by operating activities                                        1,596            1,351
                                                                                      ---------------   --------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                              548              707
   Container purchases                                                                          (368)            (287)
                                                                                      ---------------   --------------

              Net cash provided by investing activities                                          180              420
                                                                                      ---------------   --------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                       (7)             (17)
   Distributions to partners                                                                  (1,501)          (1,501)
                                                                                      ---------------   --------------

              Net cash used in financing activities                                           (1,508)          (1,518)
                                                                                      ---------------   --------------

Net increase in cash                                                                             268              253

Cash at beginning of period                                                                    2,018            1,752
                                                                                      ---------------   --------------

Cash at end of period                                                                 $        2,286    $       2,005
                                                                                      ===============   ==============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three months ended March 31, 2000 and 1999
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of March 31, 2000 and 1999, and December 31, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999.

                                                               Mar. 31        Dec. 31         Mar. 31        Dec. 31
                                                                 2000          1999            1999            1998
                                                             -----------    -----------    -------------    ----------

Container purchases included in:
     Due to affiliates..............................                $ (2)          $  -             $ 13          $ 34
     Container purchases payable....................                   -            243                -             -

Distributions to partners included in:
     Due to affiliates..............................                   6              6                6             6
     Deferred quarterly distributions...............                  69             69               68            68

Proceeds from sale of containers included in:
     Due from affiliates............................                 336            367              408           489

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2000 and 1999.


                                                                                                    2000          1999
                                                                                                    ----          ----

Container purchases recorded......................................................               $   123       $   266
Container purchases paid..........................................................                   368           287

Distributions to partners declared................................................                 1,501         1,501
Distributions to partners paid....................................................                 1,501         1,501

Proceeds from sale of containers recorded.........................................                   517           626
Proceeds from sale of containers received.........................................                   548           707


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes to Financial Statements

For the three months ended March 31, 2000 and 1999
(Amounts in thousands  except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund II, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1989. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2000 and December 31, 1999, and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2000 and 1999, have been made.

      The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying notes included in the Partnership's audited financial statements as of December 31, 1999, in the Annual Report filed on Form 10-K.

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

      In accordance with the Partnership Agreement, sections 3.08 through 3.12, net earnings or losses and distributions are generally allocated 1% to the General Partners and 99% to the Limited Partners. If the allocation of distributions exceeds the allocation of net earnings and creates a deficit in the General Partners' aggregate capital account, the Partnership Agreement provides for a special allocation of gross income equal to the amount of the deficit to be made to the General Partners.

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $6 and $13 of acquisition fees as part of container rental equipment costs during the three-month periods ended March 31, 2000 and 1999, respectively. For the three-month period ended March 31, 2000 and 1999 the Partnership incurred $63 and $62 of incentive management fees, respectively. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2000 and December 31, 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $139 and $148 for the three-month periods ended March 31, 2000 and 1999, respectively. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2000 and 1999 were as follows:

                                                       2000       1999
                                                       ----       ----
               Salaries                                 $49       $ 71
               Other                                     45         63
                                                         --        ---
                 Total general and
                    administrative costs                $94       $134
                                                         ==        ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2000 and 1999:

                                                       2000       1999
                                                       ----       ----
               TEM                                      $80       $120
               TFS                                       14         14
                                                         --        ---
                 Total general and
                    administrative costs                $94       $134
                                                         ==        ===

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



      At March 31, 2000 and December 31, 1999, due from affiliates, net is comprised of:

                                                            2000            1999
                                                            ----            ----
      Due from affiliates:
       Due from TEM...................................      $491            $529
                                                             ---             ---

      Due to affiliates:
       Due to TFS.....................................        26              23
       Due to TL......................................         1               1
       Due to TCC.....................................        14               6
                                                             ---             ---
                                                              41              30
                                                             ---             ---

      Due from affiliates, net                              $450            $499
                                                             ===             ===

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses and fees described above and in the accrual and remittance of net rental revenues and sales proceeds from TEM.

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future rent receivables under cancelable long-term operating leases at March 31, 2000. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.


           Year ending March 31:

           2001.............................................             $384
           2002.............................................              142
           2003.............................................              110
           2004.............................................               51
           2005.............................................                2
                                                                          ---

           Total future rentals receivable..................             $689
                                                                          ===

Note 4.   Direct Finance Leases

      The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at March 31, 2000 and December 31, 1999 are as follows:

                                                            2000           1999
                                                            ----           ----

           Future minimum lease payments receivable...      $294           $353
           Residual value.............................         3              3
           Less:  unearned income.....................       (33)           (41)
                                                             ---            ---

           Net investment in direct finance leases....      $264           $315
                                                             ===            ===

      The following is a schedule by year of minimum lease payments receivable under the direct finance leases as of March 31, 2000:

           Year ending March 31:

           2001...............................................            $205
           2002...............................................              35
           2003...............................................              25
           2004...............................................              22
           2005...............................................               7
                                                                           ---

           Total minimum lease payments receivable............            $294
                                                                           ===

     Rental income for the three-month periods ended March 31, 2000 and 1999 includes $14 and $25, respectively, of income from direct finance leases.


Note 5. Container Rental Equipment Write-Down

      New container prices have been declining since 1995, and the cost of new containers at year-end 1998, during 1999 and the beginning of 2000 was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 1999 and March 31, 2000 for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

      During the three-month period ended March 31, 2000, the Partnership recorded a write-down of $81 on 189 containers identified for sale and sold 187 previously written down containers for a loss of $4. During the three-month period ended March 31, 1999, the Partnership recorded a write-down of $61 on 504 containers identified for sale and sold 303 previously written-down containers for a loss of $35. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. Additionally, the Partnership incurred losses of $10 and $14 on the sale of containers that had not been written-down during the three-months ended March 31, 2000 and 1999, respectively.

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

Note 6.   Redemptions

      The following redemptions were consummated by the Partnership during the three-month periods ended March 31, 2000 and 1999:

                                                               Units             Average
                                                              Redeemed       Redemption Price        Amount Paid
                                                             ----------      ----------------        ------------

        Total Partnership redemption as of
           December 31, 1998................                    35,472            $ 10.86                $385
        Quarter ended:
              March 31, 1999................                     2,000            $  8.50                  17
                                                                ------                                    ---

        Partnership through March 31, 1999                      37,472            $ 10.73                $402
                                                                ======                                    ===


        Total Partnership redemption as of
          December 31, 1999.................                    37,672            $ 10.70                $403
        Quarter ended:
              March 31, 2000................                     1,000            $  7.00                   7
                                                                ------                                    ---

        Partnership through March 31, 2000                      38,672            $ 10.62                $410
                                                                ======                                    ===

      The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three-month periods ended March 31, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From November 8, 1989 until January 15, 1991, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on December 19, 1989, and on January 15, 1991, the Partnership had received its maximum subscription amount of $75,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 2000, the Partnership redeemed 1,000 units for a total dollar amount of $7. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and sales proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 8% of their original investment. During the three-month period ended March 31, 2000, the Partnership declared cash distributions to limited partners pertaining to the period from December 1999 through February 2000 in the amount of $1,485. On a cash basis, all of these distributions were from current year operating activities. On a GAAP basis, $967 of these distributions was a return of capital and the balance was from net earnings. Distributions in future years may be greater than cash provided by operations and, in this event, would be made from any remaining undistributed cash from previous years' operations and then from proceeds from container sales. The portion of future distributions made from proceeds from container sales would be a return of capital. The decision that distributions might be made from proceeds from container sales in future years was based on the Partnership's age and existing market conditions.

At March 31, 2000, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for three-month periods ended March 31, 2000 and 1999, was $1,596 and $1,351, respectively. The increase of $245, or 18%, was primarily attributed to the increase in net earnings, adjusted for non-cash transactions and fluctuations in accounts receivable. Net earnings, adjusted for non-cash transactions increased primarily due to the decrease in direct container expenses, offset by the decline in rental income. The reasons for these fluctuations are discussed in "Results of Operations". The decrease in accounts receivable of $234 for the three-month period ended March 31, 2000 was primarily due to the decrease in rental income and a decrease in the average collection period of accounts receivable. The decrease in accounts receivable of $117 for the comparable period in 1999 was primarily due to the decline in rental income.

For the three-month period ended March 31, 2000, net cash provided by investing activities (the purchase and sale of containers) was $180 compared to $420 for the comparable period in 1999. The decrease of $240 was due to the increase in cash used for container purchases and a decrease in proceeds from container sales. Cash used for container purchases increased as a result of timing differences in the accrual and payment of these purchases even though the Partnership purchased fewer containers in the three-month period ended March 31, 2000 compared to the same period in 1999. The decrease in proceeds from container sales was due to the Partnership selling fewer containers and at lower average sales prices. The Partnership continued to sell containers in low demand locations (described below under "Results of Operations"); however there were fewer containers in these locations primarily as a result of previous sales efforts, which resulted in the decline in the number of containers sold. The sales prices received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell some of its containers in these locations. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. Proceeds from container sales will fluctuate based on the number of containers sold and the actual price received on the sale. Sales proceeds will affect the rate of reinvestment in containers.

The rate of reinvestment is also affected by cash from operations available for reinvestment. Subject to the General Partners' discretion, cash from operations available for reinvestment is generally equal to cash provided by operating activities less distributions and redemptions paid. Distributions and redemptions are determined by the General Partners in accordance with the Partnership Agreement. Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest any cash from operations available for reinvestment and some portion of sales proceeds in additional containers. As a result of market conditions, in the near term, the Partnership does not anticipate having significant sums to reinvest in new containers, and may pay distributions from future container sales proceeds, resulting in a slower than anticipated rate of reinvestment. Additionally, these market conditions have had an adverse effect on the average sales price recently realized from container sales. Furthermore, to the extent new containers are purchased with sales proceeds, they are not likely to equal the number of containers sold, as new container prices are likely to be greater than the average sales price of containers sold. These factors have contributed to a lower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations". A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the three-month periods ended March 31, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               2000        1999
                                                              ------      ------
                 Beginning container fleet...............     14,269      16,281
                 Ending container fleet..................     13,849      15,869
                 Average container fleet.................     14,059      16,075

The decline in the average container fleet of 13% from the three-month period ended March 31, 1999 to the comparable period ended March 31, 2000 was due to the Partnership having sold more containers than it purchased since March 31, 1999. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. As noted above, when containers are sold in the future, sales proceeds not used to pay distributions are unlikely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above in "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 80% and 72% on average during the three-month periods ended March 31, 2000 and 1999, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2000 and 1999.

The Partnership's income from operations for the three-month periods ending March 31, 2000 and 1999 was $516 and $294, respectively on rental income of $1,968 and $2,103, respectively. The decrease in rental income of $135, or 6%, from the three-month period ended March 31, 1999 to the comparable period in 2000 was attributable to decreases in container rental income and other rental income. Income from container rentals decreased $64, or 4%, due to decreases in average container fleet of 13% and average rental rates of 6%, offset by an increase in average on-hire utilization of 11%. The decline in the average fleet size had the most significant adverse effect on rental income.

The improvement in utilization was due to improvements in demand for leased containers and in the trade balance, primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. Additionally, the container surplus, which existed primarily as a result of the lower demand in the past several years, has eased as a result of container lessors selling older containers in low demand locations and as a result of the improvement in demand discussed above.

However, the trade imbalance between Asia and North America still exists, and as a consequence, the build-up of containers in North America persists. The Partnership has been unable to reposition a large number of newer containers to higher demand locations in Asia, primarily due to lack of available vessel capacity.

Additionally, the Partnership continues to sell some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during 1999 and 2000 were older containers as the expected economic benefit of continuing to own these containers was significantly less than that of newer containers primarily due to their shorter remaining marine life, the cost to reposition containers and the shipping lines' preference for leasing newer containers when demand is low.

Once the decision had been made to sell containers, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until the trade balance between Asia and North America improves, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value on some or all of its container rental equipment.

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and slight increases in the purchase price of new containers, rental rates have stabilized during the first quarter of 2000.

The General Partners are cautiously optimistic that rental rates will remain stable and the current level of utilization will be maintained during 2000 and may improve if demand for leased containers and the trade balance continue to improve. However, the General Partners caution that utilization, lease rates and container sale prices could also decline, adversely affecting the Partnership's operating results.

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2000, other rental income was $218, a decrease of $71 from the equivalent period in 1999. Other rental income decreased due to the decrease in fleet size and decreases in location, DPP and handling income of $43, $14 and $14, respectively. Location income decreased primarily due to a decrease in charges to lessees for dropping off containers in certain locations. DPP income decreased due to a decrease in the average DPP price charged per container, offset by an increase in the number of containers carrying DPP. Handling income decreased due to decreases in container movement and in the average handling price charged per container during the three-month period ended March 31, 2000 compared to the equivalent period in 1999.

Direct container expenses decreased $168, or 33% from the three-month period ending March 31, 1999 to the equivalent period in 2000, primarily due to the decrease in the average container fleet and decreases in storage and repositioning expenses of $103 and $27, respectively. Storage expense decreased primarily due to the increase in average utilization noted above and a decrease in the average storage cost per container. Repositioning expense decreased due to a decrease in the number of containers repositioned.

Bad debt expense decreased from $59 for the three-month period ended March 31, 1999 to $21 for the comparable period in 2000 primarily due to a smaller required increase in the bad debt reserve in 2000.

Depreciation expense decreased $124, or 16%, from the three-month period ended March 31, 1999 to the comparable period in 2000 primarily due to the decrease in fleet size.

New container prices have been declining since 1995, and the cost of new containers at year-end 1998, during 1999 and the beginning of 2000 was significantly less than the cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 1999 and March 31, 2000 for containers to be held for continued use as well as for containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of containers held for continued use was not required, but that a write-down in value of certain containers identified for sale was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

During the three-month period ended March 31, 2000, the Partnership recorded a write-down of $81 on 189 containers identified for sale and sold 187 previously written down containers for a loss of $4. During the three-month period ended March 31, 1999, the Partnership recorded a write-down of $61 on 504 containers identified for sale and sold 303 previously written down containers for a loss of $35. The Partnership incurred losses on the sale of some containers previously written-down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. Additionally, the Partnership incurred losses of $10 and $14 on the sale of containers that had not been written-down during the three-months ended March 31, 2000 and 1999, respectively. If more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and /or may incur losses on the sale of containers.

Management fees to affiliates decreased $8, or 4%, from the three-month period ended March 31, 1999 to the comparable period in 2000, due to a decrease in equipment management fees. The decrease in equipment management fees, which are based primarily on gross revenue, resulted from the decrease in rental income and were approximately 7% of rental income for both periods. Incentive management fees were comparable at $63 and $62 during the three-month periods ended March 31, 2000 and 1999, respectively.

General and administrative costs to affiliates decreased $40, or 30%, from the three-month period ended March 31, 1999 to the comparable period in 2000 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other expense decreased from an expense of $25 for the three-month period ended March 31, 1999 to income of $18 for the comparable period in 2000. The decrease was primarily due to the decrease in loss on sale of containers.

Net earnings per limited partnership unit increased from $0.07 to $0.14 from the three-month period ended March 31, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $253 to $518, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of March 31, 2000, which would result in such a risk materializing.

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


Date:  May 12, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         May 12, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 May 12, 2000
John A. Maccarone                        Officer)



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


                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By /s/Ernest J. Furtado
                                        _________________________
                                        Ernest J. Furtado
                                        Senior Vice President


Date:  May 12, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                   Title                                             Date



/s/Ernest J. Furtado                     Senior Vice President,                         May 12, 2000
_____________________________            (Principal Financial and
Ernest J. Furtado                        Accounting Officer) and
                                         Secretary




/s/John A. Maccarone                     President (Principal Executive                 May 12, 2000
_____________________________            Officer)
John A. Maccarone
