Form 10-Q
period 2000-06-30
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 2000-09-01
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                       650 California Street, 16th Floor
                            San Francisco, CA 94108


August 11, 2000


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2000.

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


             For the quarterly period ended June 30, 2000


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2000

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - June 30, 2000 (unaudited)
          and December 31, 1999.............................................................            3



          Statements of Operations for the three and six months
          ended June 30, 2000 and 1999 (unaudited)..........................................            4



          Statements of Partners' Capital for the six months
          ended June 30, 2000 and 1999 (unaudited)..........................................            5



          Statements of Cash Flows for the six months
          ended June 30, 2000 and 1999 (unaudited)..........................................            6



          Notes to Financial Statements (unaudited).........................................            8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................           13





TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2000 and December 31, 1999
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------


                                                                                 2000                   1999
                                                                           ----------------       ----------------
                                                                             (unaudited)

Assets
Container rental equipment, net of accumulated
    depreciation of $18,715 (1999:  $18,956) (note 5)                    $          27,475      $          28,795
Cash                                                                                 1,687                  2,018
Net investment in direct finance leases (note 4)                                       210                    315
Accounts receivable, net of allowance for doubtful
     accounts of $374 (1999:  $398)                                                  1,936                  2,038
Due from affiliates, net (note 2)                                                      327                    499
Prepaid expenses                                                                         3                     11
                                                                           ----------------       ----------------

                                                                         $          31,638      $          33,676
                                                                           ================       ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                      $             146      $             187
   Accrued liabilities                                                                 175                    155
   Accrued recovery costs                                                               82                     74
   Accrued damage protection plan costs                                                294                    272
   Warranty claims                                                                      65                    172
   Deferred quarterly distributions                                                     69                     69
   Container purchases payable                                                           -                    243
                                                                           ----------------       ----------------

      Total liabilities                                                                831                  1,172
                                                                           ----------------       ----------------

Partners' capital:
   General partners                                                                      -                      -
   Limited partners                                                                 30,807                 32,504
                                                                           ----------------       ----------------

      Total partners' capital                                                       30,807                 32,504
                                                                           ----------------       ----------------


                                                                         $          31,638      $          33,676
                                                                           ================       ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Operations

For the three and six months ended June 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                         Three months         Three months          Six months          Six months
                                                             Ended                Ended                Ended               Ended
                                                         June 30, 2000        June 30, 1999        June 30, 2000       June 30, 1999
                                                         -------------        -------------        -------------       -------------

Rental income                                           $       2,025        $       1,961        $       3,993       $       4,064
                                                         -------------        -------------        -------------       -------------

Costs and expenses:
   Direct container expenses                                      343                  633                  685               1,143
   Bad debt (benefit) expense                                     (42)                  21                  (21)                 80
   Depreciation                                                   674                  786                1,350               1,586
   Write-down of containers (note 5)                               68                  195                  149                 256
   Professional fees                                               23                   11                   40                  22
   Management fees to affiliates (note 2)                         206                  200                  408                 410
   General and administrative costs to
       affiliates (note 2)                                         96                  110                  190                 244
   Other general and administrative costs                          26                   24                   45                  48
                                                         -------------        -------------        -------------       -------------

                                                                1,394                1,980                2,846               3,789
                                                         -------------        -------------        -------------       -------------

    Income (loss) from operations                                 631                  (19)               1,147                 275
                                                         -------------        -------------        -------------       -------------

Other income (loss):
    Interest income                                                37                   27                   69                  51
    Gain (loss) on sale of containers (note 5)                    108                 (125)                  94                (174)
                                                         -------------        -------------        -------------       -------------

                                                                  145                  (98)                 163                (123)
                                                         -------------        -------------        -------------       -------------

    Net earnings (loss)                                 $         776        $        (117)       $       1,310       $         152
                                                         =============        =============        =============       =============

Allocation of net earnings (loss) (note 2):
   General partners                                     $          15        $          15        $          31       $          31
   Limited partners                                               761                 (132)               1,279                 121
                                                         -------------        -------------        -------------       -------------

                                                        $         776        $        (117)       $       1,310       $         152
                                                         =============        =============        =============       =============
Limited partners' per unit share
   of net earnings (loss)                               $        0.21        $       (0.04)       $        0.34       $        0.03
                                                         =============        =============        =============       =============

Limited partners' per unit share
   of distributions                                     $        0.40        $        0.40        $        0.80       $        0.80
                                                         =============        =============        =============       =============

Weighted average number of limited
   partnership units outstanding                            3,711,328            3,712,528            3,711,328           3,712,528
                                                         =============        =============        =============       =============



See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                          Partners' Capital
                                                    ------------------------------------------------------------
                                                       General                Limited                  Total
                                                    -------------         ---------------         --------------
Balances at January 1, 1999                         $          -          $       37,568          $      37,568

Distributions                                                (31)                 (2,970)                (3,001)

Redemptions (note 6)                                           -                     (17)                   (17)

Net earnings                                                  31                     121                    152
                                                    -------------         ---------------         --------------

Balances at June 30, 1999                           $          -          $       34,702          $      34,702
                                                    =============         ===============         ==============

Balances at January 1, 2000                         $          -          $        32,504         $      32,504

Distributions                                                (31)                 (2,969)                (3,000)

Redemptions (note 6)                                           -                      (7)                    (7)

Net earnings                                                  31                   1,279                  1,310
                                                    -------------         ---------------         --------------

Balances at June 30, 2000                           $          -          $       30,807          $      30,807
                                                    =============         ===============         ==============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------

                                                                                           2000              1999
                                                                                      ---------------   --------------
Cash flows from operating activities:
   Net earnings                                                                      $         1,310   $          152
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation                                                                           1,350            1,586
        Write-down of containers (note 5)                                                        149              256
        (Decrease) increase in allowance for doubtful accounts                                   (24)              68
        (Gain) loss on sale of containers                                                        (94)             174
        (Increase) decrease in assets:
           Net investment in direct finance leases                                               149              116
           Accounts receivable                                                                   126              133
           Due from affiliates, net                                                               89              (48)
           Prepaid expenses                                                                        8               11
         Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                              (21)              (6)
           Accrued recovery costs                                                                  8               15
           Damage protection plan costs                                                           22               49
           Warranty claims                                                                      (107)            (106)
                                                                                      ---------------   --------------


              Net cash provided by operating activities                                        2,965            2,400
                                                                                      ---------------   --------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                            1,155            1,495
   Container purchases                                                                        (1,444)          (1,282)
                                                                                      ---------------   --------------

              Net cash (used in) provided by investing activities                               (289)             213
                                                                                      ---------------   --------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                       (7)             (17)
   Distributions to partners                                                                  (3,000)          (3,001)
                                                                                      ---------------   --------------

              Net cash used in financing activities                                           (3,007)          (3,018)
                                                                                      ---------------   --------------

Net decrease in cash                                                                            (331)            (405)

Cash at beginning of period                                                                    2,018            1,752
                                                                                      ---------------   --------------

Cash at end of period                                                                $         1,687   $        1,347
                                                                                      ===============   ==============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of June 30, 2000 and 1999, and December 31, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999.

                                                                June 30       Dec. 31          June 30        Dec. 31
                                                                 2000           1999            1999           1998
                                                             -----------    -----------     -----------     -----------

Container purchases included in:
     Due to affiliates..............................           $   8          $   -            $  1          $  34
     Container purchases payable....................               -            243               -              -

Distributions to partners included in:
     Due to affiliates..............................               6              6               6              6
     Deferred quarterly distributions...............              69             69              68             68

Proceeds from sale of containers included in:
     Due from affiliates............................             292            367             426            489

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999.


                                                                                               2000           1999
                                                                                              -----          -----

Container purchases recorded......................................................           $1,209         $1,249
Container purchases paid..........................................................            1,444          1,282

Distributions to partners declared................................................            3,000          3,001
Distributions to partners paid....................................................            3,000          3,001

Proceeds from sale of containers recorded.........................................            1,080          1,432
Proceeds from sale of containers received.........................................            1,155          1,495

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund II, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1989. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2000 and December 31, 1999, and the results of its operations, changes in partners' capital and cash flows for the six-month periods ended June 30, 2000 and 1999, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $58 and $59 of acquisition fees as part of container rental equipment costs during the six-month periods ended June 30, 2000 and 1999, respectively. The Partnership incurred $62 and $124 of incentive management fees during both the three and six-month periods ended June 30, 2000 and 1999. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2000 and December 31, 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $144 and $284 for the three and six-month periods ended June 30, 2000, respectively, and $138 and $286, respectively, for the comparable periods in 1999. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2000 and 1999 were as follows:


                                              Three months          Six months
                                             ended June 30,       ended June 30,
                                             --------------       --------------
                                             2000      1999       2000      1999
                                             ----      ----       ----      ----

      Salaries                                $49      $ 59       $100      $130
      Other                                    47        51         90       114
                                               --       ---        ---       ---
        Total general and
           administrative costs               $96      $110       $190      $244
                                               ==       ===        ===       ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2000 and 1999:


                                              Three months          Six months
                                             ended June 30,       ended June 30,
                                            ----------------      --------------
                                            2000       1999       2000      1999
                                            ----       ----       ----      ----

      TEM                                    $82       $ 98       $163      $218
      TFS                                     14         12         27        26
                                              --        ---        ---       ---
        Total general and
           administrative costs              $96       $110       $190      $244
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


      At June 30, 2000 and December 31, 1999, due from affiliates, net is comprised of:

                                                         2000              1999
                                                         ----              ----
      Due from affiliates:
          Due from TEM...........................        $389              $529
                                                          ---               ---

      Due to affiliates:
          Due to TFS.............................          25                23
          Due to TL..............................           1                 1
          Due to TCC.............................          36                 6
                                                          ---               ---
                                                           62                30
                                                          ---               ---

      Due from affiliates, net                           $327              $499
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future rent receivables under cancelable long-term operating leases at June 30, 2000. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

          Year ending June 30:

          2001.............................................               $ 462
          2002.............................................                 158
          2003.............................................                 106
          2004.............................................                  37
                                                                            ---

          Total future rentals receivable..................               $ 763
                                                                            ===

Note 4.   Direct Finance Leases

      The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at June 30, 2000 and December 31, 1999 are as follows:

                                                          2000             1999
                                                          ----             ----

      Future minimum lease payments receivable.......     $233             $353
      Residual value.................................        3                3
      Less:  unearned income.........................      (26)             (41)
                                                           ---              ---

      Net investment in direct finance leases........     $210             $315
                                                           ===              ===

      The following is a schedule by year of minimum lease payments receivable under the direct finance leases as of June 30, 2000:

          Year ending June 30:

          2001...............................................              $133
          2002...............................................                42
          2003...............................................                32
          2004...............................................                22
          2005...............................................                 4
                                                                            ---

          Total minimum lease payments receivable............              $233
                                                                            ===

      Rental income for the three and six-month periods ended June 30, 2000 and 1999 includes $6 and $20 and $21 and $46, respectively, of income from direct finance leases.


Note 5. Container Rental Equipment Write-Down

      New container prices steadily declined from 1995 through 1999. Although container prices began increasing in 2000, the cost of new containers at year-end 1998, during 1999 and the first half of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2000 and 1999 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

      During the six-month period ended June 30, 2000, the Partnership recorded a write-down of $149 on 356 containers identified for sale and sold 345 previously written-down containers for a loss of $5. During the six-month period ended June 30, 1999, the Partnership recorded a write-down of $256 on 757 containers identified for sale and sold 647 previously written down containers for a loss of $58. The Partnership incurred losses on the sale of some containers previously written-down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. Additionally, the Partnership recorded gains of $99 and losses of $116 on the sale of containers that had not been written-down during the six-months ended June 30, 2000 and 1999, respectively.

      If more containers are subsequently identified for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.



Note 6.   Redemptions

      The following redemptions were consummated by the Partnership during the six-month periods ended June 30, 2000 and 1999:

                                                               Units             Average
                                                             Redeemed        Redemption Price        Amount Paid
                                                             --------        ----------------        -----------

        Total   Partnership    redemption   as   of
           December 31, 1998....................               35,472              $10.86              $  385
        Quarter ended:
              March 31, 1999....................                2,000              $ 8.50                  17
                                                               ------                                    ----

        Partnership through June 30, 1999                      37,472              $10.73              $  402
                                                               ======                                    ====


        Total   Partnership    redemption   as   of
          December 31, 1999..................                  37,672              $10.70              $  403
        Quarter ended:
              March 31, 2000....................                1,000              $ 7.00                   7
                                                               ------                                    ----

        Partnership through June 30, 2000                      38,672              $10.62              $  410
                                                               ======                                    ====

      The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and six-month periods ended June 30, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From November 8, 1989 until January 15, 1991, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on December 19, 1989, and on January 15, 1991, the Partnership had received its maximum subscription amount of $75,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 2000, the Partnership redeemed 1,000 units for a total dollar amount of $7. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and sales proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 8% of their original investment. During the six-month period ended June 30, 2000, the Partnership declared cash distributions to limited partners pertaining to the period from December 1999 through May 2000 in the amount of $2,969. On a GAAP basis, $1,690 of these distributions was a return of capital and the balance was from net earnings. On a cash basis, $2,958 of these distributions were from current year operating activities and the remainder was from cash provided by previous years' operations that had not been distributed or used to purchase containers or redeem units. Distributions in future years may be greater than cash provided by operations and, in this event, would be made from any remaining undistributed cash from previous years' operations and then from proceeds from container sales. The portion of future distributions made from proceeds from container sales would be a return of capital. The decision that distributions might be made from proceeds from container sales in future years was based on the Partnership's age (in the context of the Partnership's finite-life and eventual termination) and existing market conditions.

At June 30, 2000, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for the six-month periods ended June 30, 2000 and 1999, was $2,965 and $2,400, respectively. The increase of $565, or 24%, was primarily attributed to the increase in net earnings, adjusted for non-cash transactions and fluctuations in due from affiliates, net. Net earnings, adjusted for non-cash transactions increased primarily due to the decrease in direct container expenses, which are discussed more fully in "Results of Operations". The fluctuations in due from affiliates, net, resulted from timing differences in payment of expenses and fees and the remittance of net rental revenues, as well as in fluctuations in these amounts.

For the six-month period ended June 30, 2000, net cash used in investing activities (the purchase and sale of containers) was $289 compared to net cash provided by investing activities of $213 for the comparable period in 1999. The decrease of $502 was due to the increase in cash used for container purchases and a decrease in proceeds from container sales. Cash used for container purchases increased as a result of timing differences in the accrual and payment of these purchases even though the Partnership purchased fewer containers in the six-month period ended June 30, 2000 compared to the same period in 1999. The General Partners believe that the fluctuation in container purchases reflect normal fluctuations in recent container purchases. The decrease in proceeds from container sales was primarily due to the Partnership selling fewer containers. The Partnership continued to sell containers in low demand locations (described below under "Results of Operations"); however there were fewer low demand locations and fewer containers in these locations, primarily as a result of previous sales efforts, which resulted in the decline in the number of containers sold. The sales prices received on container sales was comparable for both periods, however these sales prices are lower than sales prices received in previous years as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell some of its containers in these locations. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. Proceeds from container sales will fluctuate based on the number of containers sold and the actual price received on the sale. Sales proceeds will affect the rate of reinvestment in containers.

The rate of reinvestment is also affected by cash from operations available for reinvestment. Subject to the General Partners' discretion, cash from operations available for reinvestment is generally equal to cash provided by operating activities less distributions and redemptions paid. Distributions and redemptions are determined by the General Partners in accordance with the Partnership Agreement. Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest any cash from operations available for reinvestment and some portion of sales proceeds in additional containers. Although there has been some recent improvement in market conditions, overall existing market conditions have had and may continue to have an adverse effect on the amount of cash provided by operations that is available for the purchase of additional containers. As a result of market conditions, in the near term, the Partnership does not anticipate having significant sums of cash from operations to reinvest in new containers, and may pay distributions from future container sales proceeds, resulting in a slower than anticipated rate of reinvestment. Additionally, these market conditions have had an adverse effect on the average sales price recently realized from container sales. Furthermore, to the extent new containers are purchased with sales proceeds, they are not likely to equal the number of containers sold, as new container prices are likely to be greater than the average sales price of containers sold. These factors have contributed to a lower than anticipated rate of reinvestment and a declining container fleet. Market conditions are discussed more fully under "Results of Operations".

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               2000        1999
                                                              ------      ------
                 Beginning container fleet...............     14,269      16,281
                 Ending container fleet..................     13,873      15,592
                 Average container fleet.................     14,071      15,937

The decline in the average container fleet of 12% from the six-month period ended June 30, 1999 to the comparable period ended June 30, 2000 was due to the Partnership having sold more containers than it purchased since June 30, 1999. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. As noted above, when containers are sold in the future, sales proceeds not used to pay distributions are unlikely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above in "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 80% and 72% on average during the six-month periods ended June 30, 2000 and 1999, respectively. In addition, rental income is affected by daily rental rates, which have decreased between the periods, as described below.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2000 and 1999.

The Partnership's income from operations for the six-month periods ending June 30, 2000 and 1999 was $1,147 and $275, respectively on rental income of $3,993 and $4,064, respectively. The decrease in rental income of $71, or 2%, from the six-month period ended June 30, 1999 to the comparable period in 2000 was attributable to decreases in container rental income and other rental income. Income from container rentals, the major component of total revenue, decreased $14, or 1%, primarily due to decreases in average container fleet of 12% and average rental rates of 5%, offset by the increase in average on-hire utilization of 11%.

The improvement in utilization was due to improvements in demand for leased containers and in the trade balance, primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. This improvement in demand, coupled with container lessors' efforts to sell older containers in low demand locations, has also reduced the container surplus.

However, the trade imbalance between Asia and North America still exists, and as a consequence, the build-up of containers, primarily on the East Coast of the United States, persists. The Partnership has been unable to reposition a large number of newer containers to higher demand locations in Asia, due to lack of available vessel capacity from the United States East Coast ports.

As a result, the Partnership continues to sell some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during 1999 and 2000 were older containers. The expected economic benefit of continuing to own these older containers was significantly less than that of newer containers primarily due to their shorter remaining marine life, the cost to reposition containers and the shipping lines' preference for leasing newer containers when they are available.

Once the decision had been made to sell containers, if the book value of these containers was greater than the estimated fair value, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices during 1999, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until the trade balance between Asia and North America improves, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value on some or all of its container rental equipment.

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and increases in the purchase price of new containers, rental rates have stabilized during the first half of 2000.

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

The balance of other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2000, other rental income was $448, a decrease of $57 from the equivalent period in 1999. The decrease in other rental income was primarily due to the decrease in fleet size and an additional decrease in location income. The further decline in location income was due to a decrease in charges to lessees for dropping off containers in certain locations, offset by a decrease in credits granted for picking up containers in surplus locations.

Direct container expenses decreased $458, or 40% from the six-month period ending June 30, 1999 to the equivalent period in 2000, primarily due to decreases in storage, repositioning and DPP expenses of $208, $109 and $56, respectively. The decrease in these expenses, as well as other direct container expenses, was partially due to the overall decrease in the average container fleet. Storage expense further declined due to the improvement in utilization noted above and a lower average storage cost per container. Repositioning expense further declined as there were fewer containers repositioned, offset by a higher average repositioning cost due to the high demand for limited vessel capacity noted above. DPP expense further declined due to a decrease in the average DPP cost per container.

Bad debt expense decreased from an expense of $80 for the six-month period ended June 30, 1999 to a benefit of $21 for the comparable period in 2000. The benefit recorded for the six-month period ended June 30, 2000 was primarily due to an overall lower required reserve at June 30, 2000 than at December 31, 1999.

Depreciation expense decreased $236, or 15%, from the six-month period ended June 30, 1999 to the comparable period in 2000 primarily due to the decrease in fleet size.

New container prices steadily declined from 1995 through 1999. Although container prices began increasing in 2000, the cost of new containers at year-end 1998, during 1999 and the first half of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2000 and 1999 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

During the six-month period ended June 30, 2000, the Partnership recorded a write-down of $149 on 356 containers identified for sale and sold 345 previously written-down containers for a loss of $5. During the six-month period ended June 30, 1999, the Partnership recorded a write-down of $256 on 757 containers identified for sale and sold 647 previously written down containers for a loss of $58. The Partnership incurred losses on the sale of some containers previously written-down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. Additionally, the Partnership recorded gains of $99 and losses of $116 on the sale of containers that had not been written-down during the six-months ended June 30, 2000 and 1999, respectively.

If more containers are subsequently identified for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and /or may incur losses on the sale of containers.

Management fees to affiliates decreased $2, or 1%, from the six-month period ended June 30, 1999 to the comparable period in 2000, due to a decrease in equipment management fees. The decrease in equipment management fees, which are based primarily on gross revenue, resulted from the decrease in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees were comparable at $124 for both the six-month periods ended June 30, 2000 and 1999.

General and administrative costs to affiliates decreased $54, or 22%, from the six-month period ended June 30, 1999 to the comparable period in 2000 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other expense decreased from an expense of $123 for the six-month period ended June 30, 1999 to income of $163 for the comparable period in 2000. The decrease was primarily due to the change in loss on sale of containers from a loss of $174 to a gain of $94.

Net earnings per limited partnership unit increased from $0.03 to $0.34 from the six-month period ended June 30, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $121 to $1,279, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2000 and 1999.

The Partnership's income (loss) from operations for the three-month periods ending June 30, 2000 and 1999 was $631 and ($19), respectively on rental income of $2,025 and $1,961, respectively. The increase in rental income of $64, or 3%, from the three-month period ended June 30, 1999 to the comparable period in 2000 was attributable to increases in container rental income and other rental income. Income from container rentals increased $50, or 3%, primarily due to the increase in average on-hire utilization of 13%, offset by decreases in the average container fleet of 12% and average rental rates of 5%.

For the three-month period ended June 30, 2000, other rental income was $230, an increase of $14 from the equivalent period in 1999. Other rental income increased primarily due to an increase in location income which increased due to a decrease in credits granted to lessees for leasing containers from certain locations, offset by a decrease in charges to lessees for dropping off containers in certain locations.

Direct container expenses decreased $290, or 46% from the six-month period ending June 30, 1999 to the equivalent period in 2000, primarily due to decreases in storage, repositioning and DPP expenses of $105, $82 and $52, respectively. The decrease in these expenses, as well as other direct container expenses, was partially due to the overall decrease in the average container fleet. Storage expense further declined due to the improvement in utilization noted above and a lower average storage cost per container. Repositioning expense further declined as there were fewer containers repositioned, offset by a higher average repositioning cost due to the high demand for limited vessel capacity noted above. DPP expense further declined due to a decrease in the average DPP cost per container.

Bad debt expense decreased from an expense of $21 for the three-month period ended June 30, 1999 to a benefit of $42 for the comparable period in 2000. The benefit recorded for the three-month period ended June 30, 2000 was primarily due to an overall lower required reserve at June 30, 2000 than at March 31, 2000.

Depreciation expense decreased $112, or 14%, from the three-month period ended June 30, 1999 to the comparable period in 2000 primarily due to the decrease in fleet size.

During the three-month periods ended June 30, 2000 and 1999, the Partnership recorded write-downs of $68 and $195, respectively on containers identified for sale. The decrease in the write-down of $127 was primarily due to fewer containers identified as for sale and requiring a reserve.

Management fees to affiliates increased $6, or 3%, from the three-month period ended June 30, 1999 to the comparable period in 2000. The increase was due to the increase in equipment management fees, which increased as a result of the increase in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees were comparable at $63 for both the three-month periods ended June 30, 2000 and 1999.

General and administrative costs to affiliates decreased $14, or 13%, from the three-month period ended June 30, 1999 to the comparable period in 2000 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other expense decreased from an expense of $98 for the three-month period ended June 30, 1999 to income of $145 for the comparable period in 2000. The decrease was primarily due to the change in loss on sale of containers from a loss of $125 to a gain of $108.

Net earnings per limited partnership unit increased from a loss of $0.04 for the three-month period ended June 30, 1999 to earnings of $0.21 for the same period in 2000, reflecting the increase in net earnings allocated to limited partners from a loss of $132 to earnings of $761, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 2000, which would result in such a risk materializing.

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


Date: August 11, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         August 11, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 11, 2000
John A. Maccarone                        Officer)



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


                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By /s/Ernest J. Furtado
                                         __________________________
                                         Ernest J. Furtado
                                         Senior Vice President


Date: August 11, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                             Date



/s/Ernest J. Furtado                                                                          August 11, 2000
____________________________             Senior Vice President,
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone                                                                          August 11, 2000
____________________________             President (Principal Executive
John A. Maccarone                        Officer)

