Form 10-Q
period 2000-09-30
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 2000-11-13
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                 650 California Street, 16th Floor
                       San Francisco, CA 94108


November 10, 2000


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2000.

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


         For the quarterly period ended September 30, 2000


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2000

Table of Contents
----------------------------------------------------------------------------------------------------------

                                                                                                      Page


Item 1.   Financial Statements

          Balance Sheets - September 30, 2000 (unaudited)
          and December 31, 1999..........................................................               3



          Statements of Earnings for the three and nine months
          ended September 30, 2000 and 1999 (unaudited)..................................               4



          Statements of Partners' Capital for the nine months
          ended September 30, 2000 and 1999 (unaudited)..................................               5



          Statements of Cash Flows for the nine months
          ended September 30, 2000 and 1999 (unaudited)..................................               6



          Notes to Financial Statements (unaudited)......................................               8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................................               13




TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 2000 and December 31, 1999
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------

                                                                                 2000                   1999
                                                                           ----------------       ----------------
                                                                             (unaudited)
Assets
Container rental equipment, net of accumulated
    depreciation of $18,458 (1999:  $18,956) (note 5)                     $         27,067       $         28,795
Cash                                                                                 2,111                  2,018
Net investment in direct finance leases (note 4)                                       153                    315
Accounts receivable, net of allowance for doubtful
     accounts of $354 (1999:  $398)                                                  1,626                  2,038
Due from affiliates, net (note 2)                                                      363                    499
Prepaid expenses                                                                         -                     11
                                                                           ----------------       ----------------

                                                                          $         31,320       $         33,676
                                                                           ================       ================

Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                       $            143       $            187
   Accrued liabilities                                                                 191                    155
   Accrued recovery costs                                                               85                     74
   Accrued damage protection plan costs                                                167                    272
   Warranty claims                                                                      12                    172
   Deferred quarterly distributions                                                     68                     69
   Container purchases payable                                                         756                    243
                                                                           ----------------       ----------------

      Total liabilities                                                              1,422                  1,172
                                                                           ----------------       ----------------

Partners' capital:
   General partners                                                                      -                      -
   Limited partners                                                                 29,898                 32,504
                                                                           ----------------       ----------------

      Total partners' capital                                                       29,898                 32,504
                                                                           ----------------       ----------------

                                                                          $         31,320       $         33,676
                                                                           ================       ================

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three and nine months ended September 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                           Three months      Three months       Nine months        Nine months
                                                               Ended             Ended             Ended              Ended
                                                          Sept. 30, 2000    Sept. 30, 1999     Sept. 30, 2000     Sept. 30, 1999
                                                          --------------    --------------     --------------     --------------

Rental income                                           $         1,882   $         2,015    $         5,874    $         6,079
                                                          -------------     -------------      -------------      -------------

Costs and expenses:
   Direct container expenses                                        195               468                879              1,611
   Bad debt expense (benefit)                                         7                29                (15)               109
   Depreciation                                                     655               751              2,005              2,337
   Write-down of containers (note 5)                                 53                40                201                296
   Professional fees                                                 17                31                 58                 53
   Management fees to affiliates (note 2)                           193               204                601                614
   General and administrative costs to
     affiliates (note 2)                                            100                82                289                326
   Other general and administrative costs                            22                28                 68                 76
                                                          -------------     -------------      -------------      -------------

                                                                  1,242             1,633              4,086              5,422
                                                          -------------     -------------      -------------      -------------

    Income from operations                                          640               382              1,788                657
                                                          -------------     -------------      -------------      -------------

Other income (expense):
    Interest income                                                  31                23                100                 74
    Gain (loss) on sale of containers (note 5)                        2              (107)                95               (281)
                                                          -------------     -------------      -------------      -------------

                                                                     33               (84)               195               (207)
                                                          -------------    --------------      -------------      -------------

    Net earnings                                        $           673   $           298    $         1,983    $           450
                                                          =============     =============      =============      =============

Allocation of net earnings (note 2):
   General partners                                     $            16   $            16    $            47    $            47
   Limited partners                                                 657               282              1,936                403
                                                          -------------     -------------      -------------      -------------

                                                        $           673   $           298    $         1,983    $           450
                                                          =============     =============      =============      =============
Limited partners' per unit share
   of net earnings                                      $          0.18   $          0.08    $          0.52    $          0.11
                                                          =============     =============      =============      =============

Limited partners' per unit share
   of distributions                                     $          0.40   $          0.40    $          1.20    $          1.20
                                                          =============     =============      =============      =============

Weighted average number of limited
   partnership units outstanding                              3,698,748         3,712,328          3,707,134          3,712,461
                                                          =============     =============      =============      =============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                           Partners' Capital
                                                    ------------------------------------------------------------
                                                       General                Limited                  Total
                                                    -------------         ---------------         --------------

Balances at January 1, 1999                         $          -          $       37,568         $       37,568

Distributions                                                (47)                 (4,455)                (4,502)

Redemptions (note 6)                                           -                     (18)                   (18)

Net earnings                                                  47                     403                    450
                                                     ------------          --------------          -------------

Balances at September 30, 1999                      $          -          $       33,498         $       33,498
                                                     ============          ==============          =============

Balances at January 1, 2000                         $          -          $       32,504         $       32,504

Distributions                                                (47)                 (4,450)                (4,497)

Redemptions (note 6)                                           -                     (92)                   (92)

Net earnings                                                  47                   1,936                  1,983
                                                     ------------          --------------          -------------

Balances at September 30, 2000                      $          -          $       29,898         $       29,898
                                                     ============          ==============          =============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------------
                                                                                            2000             1999
                                                                                      ---------------   --------------

Cash flows from operating activities:
   Net earnings                                                                       $        1,983    $         450
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation                                                                           2,005            2,337
        Write-down of containers (note 5)                                                        201              296
        (Decrease) increase in allowance for doubtful accounts                                   (44)              76
        (Gain) loss on sale of containers                                                        (95)             281
        Decrease (increase) in assets:
           Net investment in direct finance leases                                               206              179
           Accounts receivable                                                                   456              199
           Due from affiliates, net                                                               11              (66)
           Prepaid expenses                                                                       11               16
        (Decrease) increase in liabilities:
           Accounts payable and accrued liabilities                                               (8)              25
           Accrued recovery costs                                                                 11               21
           Damage protection plan costs                                                         (105)              37
           Warranty claims                                                                      (160)            (160)
                                                                                       -------------     -------------


              Net cash provided by operating activities                                        4,472            3,691
                                                                                       -------------     -------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                            1,683            2,280
   Container purchases                                                                        (1,470)          (1,300)
                                                                                       --------------    -------------

              Net cash provided by investing activities                                          213              980
                                                                                       --------------    -------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                      (92)             (18)
   Distributions to partners                                                                  (4,500)          (4,502)
                                                                                       --------------    -------------

              Net cash used in financing activities                                           (4,592)          (4,520)
                                                                                       --------------    -------------

Net increase in cash                                                                              93              151

Cash at beginning of period                                                                    2,018            1,752
                                                                                       --------------    -------------

Cash at end of period                                                                 $        2,111    $       1,903
                                                                                       ==============    =============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the nine months ended September 30, 2000 and 1999
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of September 30, 2000 and 1999, and December 31, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999.

                                                              Sept. 30       Dec. 31         Sept. 30        Dec. 31
                                                                2000           1999            1999            1998
                                                            ----------      ----------       ----------      --------

Container purchases included in:
     Due to affiliates..............................             $   -         $   -            $  1           $  34
     Container purchases payable....................               756           243             554               -

Distributions to partners included in:
     Due to affiliates..............................                 4             6               6               6
     Deferred quarterly distributions...............                68            69              68              68

Proceeds from sale of containers included in:
     Due from affiliates............................               240           367             418             489

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999.


                                                                                                2000            1999
                                                                                                ----            ----

Container purchases recorded......................................................            $1,983          $1,821
Container purchases paid..........................................................             1,470           1,300

Distributions to partners declared................................................             4,497           4,502
Distributions to partners paid....................................................             4,500           4,502

Proceeds from sale of containers recorded.........................................             1,556           2,209
Proceeds from sale of containers received.........................................             1,683           2,280

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund II, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1989. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2000 and December 31, 1999, and the results of its operations, changes in partners' capital and cash flows for the nine-month periods ended September 30, 2000 and 1999, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $94 and $87 of acquisition fees as part of container rental equipment costs during the nine-month periods ended September 30, 2000 and 1999, respectively. The Partnership incurred $62 and $187 of incentive management fees during both the three and nine-month periods ended September 30, 2000 and 1999. No equipment liquidation fees were incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 2000 and December 31, 1999.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $131 and $414 for the three and nine-month periods ended September 30, 2000, respectively, and $141 and $427, respectively, for the comparable periods in 1999. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2000 and 1999 were as follows:


                                        Three months               Nine months
                                       ended Sept. 30,           ended Sept. 30,
                                       ---------------           ---------------
                                       2000       1999           2000       1999
                                       ----       ----           ----       ----

      Salaries                         $ 49       $ 48           $149       $178
       Other                             51         34            140        148
                                        ---        ---            ---        ---
        Total general and
          administrative costs         $100       $ 82           $289       $326
                                        ===        ===            ===        ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2000 and 1999:


                                     Three months                  Nine months
                                    ended Sept. 30,              ended Sept. 30,
                                   ----------------              ---------------
                                   2000        1999              2000       1999
                                   ----        ----              ----       ----

      TEM                          $ 83        $ 72              $244       $290
      TFS                            17          10                45         36
                                    ---         ---               ---        ---
      Total general and
        administrative costs       $100        $ 82              $289       $326
                                    ===         ===               ===        ===

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


      At September 30, 2000 and December 31, 1999, due from affiliates, net is comprised of:

                                                          2000              1999
                                                          ----              ----
      Due from affiliates:
          Due from TEM.............................       $416              $529
                                                           ---               ---

      Due to affiliates:
          Due to TFS...............................         25                23
          Due to TL................................          1                 1
          Due to TCC...............................         27                 6
                                                           ---               ---
                                                            53                30
                                                           ---               ---

      Due from affiliates, net                            $363              $499
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

Note 3.   Rentals Under Long-Term Operating Leases

      The following are the future rent receivables under cancelable long-term operating leases at September 30, 2000. Although the leases are generally cancelable with a penalty at the end of each twelve-month period, the following schedule assumes that the leases will not be terminated.

      Year ending September 30:

      2001.............................................                   $  956
      2002.............................................                      680
      2003.............................................                      606
      2004.............................................                      506
      2005.............................................                      484
                                                                           -----

      Total future rentals receivable..................                   $3,232
                                                                           =====

Note 4.   Direct Finance Leases

      The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at September 30, 2000 and December 31, 1999 are as follows:

                                                         2000              1999
                                                         ----              ----

      Future minimum lease payments receivable.......    $170              $353
      Residual value.................................       2                 3
      Less:  unearned income.........................     (19)              (41)
                                                          ---               ---

      Net investment in direct finance leases........    $153              $315
                                                          ===               ===


      The following is a schedule by year of minimum lease payments receivable under the direct finance leases as of September 30, 2000:

      Year ending September 30:

      2001...............................................          $ 83
      2002...............................................            40
      2003...............................................            27
      2004...............................................            18
      2005...............................................             2
                                                                    ---

      Total minimum lease payments receivable............          $170
                                                                    ===

      Rental income for the three and nine-month periods ended September 30, 2000 and 1999 includes $8 and $19 and $28 and $65, respectively, of income from direct finance leases.


Note 5. Container Rental Equipment Write-Down

      New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and the first three quarters of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2000 and 1999 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

      During the nine-month period ended September 30, 2000, the Partnership recorded a write-down of $201 on 498 containers identified for sale and sold 545 previously written-down containers for a loss of $9. During the nine-month period ended September 30, 1999, the Partnership recorded a write-down of $296 on 810 containers identified for sale and sold 971 previously written down containers for a loss of $61. The Partnership incurred losses on the sale of some containers previously written-down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. Additionally, the Partnership recorded a gain of $104 and a loss of $220 on the sale of containers that had not been written-down during the nine-months ended September 30, 2000 and 1999, respectively.

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


Note 6.   Redemptions

      The following redemptions were consummated by the Partnership during the nine-month periods ended September 30, 2000 and 1999:

                                                              Units            Average
                                                            Redeemed       Redemption Price       Amount Paid
                                                            ---------      -----------------      ------------
      Total Partnership redemption as of
        December 31, 1998.......................               35,472             $10.85             $  385
      Quarter ended:
           March 31, 1999.......................                2,000             $ 8.50                 17
           September 30, 1999...................                  200             $ 6.39                  1
                                                               ------                                  ----

      Partnership through September 30, 1999....               37,672             $10.70             $  403
                                                               ======                                  ====



      Total Partnership redemption as of
        December 31, 1999.......................               37,672             $10.70             $  403
      Quarter ended:
            March 31, 2000......................                1,000             $ 7.00                  7
            September 30, 2000..................               12,579             $ 6.75                 85
                                                               ------                                  ----

      Partnership through  September 30, 2000...               51,251             $ 9.66             $  495
                                                               ======                                  ====


      The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From November 8, 1989 until January 15, 1991, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on December 19, 1989, and on January 15, 1991, the Partnership had received its maximum subscription amount of $75,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 2000, the Partnership redeemed 13,579 units for a total dollar amount of $92. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and sales proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 8% of their original investment. During the nine-month period ended September 30, 2000, the Partnership declared cash distributions to limited partners pertaining to the period from December 1999 through August 2000 in the amount of $4,450. On a GAAP basis, $2,514 of these distributions was a return of capital and the balance was from net earnings. On a cash basis, $4,380 of these distributions were from current year operating activities and the remainder was from cash provided by previous years' operations that had not been distributed or used to purchase containers or redeem units. Distributions in future years may be greater than cash provided by operations and, in this event, would be made from any remaining undistributed cash from previous years' operations and then from proceeds from container sales. The portion of future distributions made from proceeds from container sales would be a return of capital. Any decision to distribute proceeds from container sales in future years will be based on the Partnership's age (in the context of the Partnership's finite-life and eventual termination) and existing market conditions.

At  September  30,  2000,  the   Partnership  had  no  commitments  to  purchase
containers.

Net cash provided by operating activities for the nine-month periods ended September 30, 2000 and 1999, was $4,472 and $3,691, respectively. The increase of $781, or 21%, was primarily attributed to the increase in net earnings, adjusted for non-cash transactions, and to fluctuations in accounts receivable, offset by fluctuations in accrued damage protection plan costs. Net earnings, adjusted for non-cash transactions, increased primarily due to the decrease in direct container expenses, which are discussed more fully in "Results of Operations". The decrease in accounts receivable of $456 for the nine month period ended September 30, 2000 was primarily due to the decline in the average collection period of accounts receivable. The decline in accounts receivable of $199 for the comparable period in 1999 was primarily due to the decline in rental income. The decrease in accrued damage protection plan costs during the nine month period ended September 30, 2000 was primarily due to the decline in the number of units covered under the damage protection plan.

For the nine-month periods ended September 30, 2000 and 1999, net cash provided by investing activities (the purchase and sale of containers) was $213 and $980, respectively. The decrease of $767 was due to the increase in cash used for container purchases and a decrease in proceeds from container sales. Cash used for container purchases increased primarily as the Partnership purchased more containers in the nine-month period ended September 30, 2000 compared to the same period in 1999. The fluctuation in container purchases reflects the reinvestment of a portion of proceeds from recent container sales described below. The current decrease in proceeds from container sales was primarily due to the Partnership selling fewer containers than in 1999. While the Partnership continued to sell containers in low demand locations (described below under "Results of Operations"), there were fewer low demand locations and fewer containers in these locations, primarily as a result of previous sales efforts, which resulted in the decline in the number of containers sold. The sales prices received on container sales was comparable for both periods, however these sales prices are lower than sales prices received in previous years as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell some of its containers in these locations. The amount of these sales proceeds will affect how much the Partnership can reinvest in new containers.

The rate of reinvestment is also affected by cash from operations available for reinvestment which, like sales proceeds, has been adversely affected by market conditions. These market conditions have resulted in a slower than anticipated rate of reinvestment. Market conditions are discussed more fully under "Results of Operations." A slower rate of reinvestment will, over time, affect the size of the Partnership's container fleet. Furthermore, even with reinvestment, the Partnership is not likely to be able to replace all the containers it sells, since new container prices are usually higher than the average sales price for a used container.

Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest both cash from operations available for reinvestment and some portion of the proceeds from container sales in additional containers. Cash from operations available for reinvestment is generally equal to cash provided by operating activities, less distributions and redemptions paid, subject to the General Partners' authority to set all of these amounts (and modify reserves and working capital), as provided in the Partnership Agreement. The amount of sales proceeds available for reinvestment will fluctuate based on the number of containers sold and the sales price received. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                                2000        1999
                                                               ----        ----
                 Beginning container fleet...............     14,269      16,281
                 Ending container fleet..................     13,720      15,053
                 Average container fleet.................     13,995      15,667

The decline in the average container fleet of 11% from the nine-month period ended September 30, 1999 to the comparable period ended September 30, 2000 was due to the Partnership having sold more containers than it purchased since September 30, 1999. Although some of the sales proceeds were used to purchase additional containers, fewer containers were bought than sold, resulting in a net decrease in the size of the container fleet. As noted above, when containers are sold in the future, sales proceeds not used to pay distributions are unlikely to be sufficient to replace all of the containers sold. This trend, which is expected to continue, has contributed to a slower rate of reinvestment than had been expected by the General Partners. Other factors related to this trend are discussed above in "Liquidity and Capital Resources."

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 81% and 72% on average during the nine-month periods ended September 30, 2000 and 1999, respectively. In addition, rental income is affected by daily rental rates, which have decreased between the periods, as described below.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2000 and 1999.

The Partnership's income from operations for the nine-month periods ending September 30, 2000 and 1999 was $1,788 and $657, respectively on rental income of $5,874 and $6,079, respectively. The decrease in rental income of $205, or 3%, from the nine-month period ended September 30, 1999 to the comparable period in 2000 was primarily attributable to the decrease in other rental income. Income from container rentals, the major component of total revenue, increased $43, or 1%, primarily due to an increase in average on-hire utilization of 13%, offset by the decreases in average container fleet of 11% and average rental rates of 5%.

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

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and increases in the purchase price of new containers, rental rates have stabilized during the first three quarters of 2000.

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

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2000, other rental income was $543, a decrease of $248 from the equivalent period in 1999. The decrease in other rental income was due to the decrease in fleet size and additional decreases in DPP and location income. The additional decline in DPP income was primarily due to a decline in the number of containers covered under DPP. The further decline in location income was due to a decrease in charges to lessees for dropping off containers in certain locations, offset by a decrease in credits granted for picking up containers in surplus locations.

Direct container expenses decreased $732, or 45% from the nine-month period ending September 30, 1999 to the equivalent period in 2000, primarily due to decreases in storage, DPP and repositioning expenses of $306, $206 and $91, respectively. The decrease in these expenses, as well as other direct container expenses, was partially due to the overall decrease in the average container fleet. Storage expense further declined due to the improvement in utilization noted above and a lower average storage cost per container. DPP expense further declined primarily due to a decrease in the number of containers covered under DPP. Repositioning expense further declined as there were fewer containers repositioned, offset by a higher average repositioning cost due to the high demand for limited vessel capacity noted above.

Bad debt expense decreased from an expense of $109 for the nine-month period ended September 30, 1999 to a benefit of $15 for the comparable period in 2000. The benefit recorded for the nine-month period ended September 30, 2000 was primarily due to an overall lower required reserve at September 30, 2000 than at December 31, 1999.

Depreciation expense decreased $332, or 14%, from the nine-month period ended June 30, 1999 to the comparable period in 2000 primarily due to the decrease in fleet size.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and the first three quarters of 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2000 and 1999 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell.

During the nine-month period ended September 30, 2000, the Partnership recorded a write-down of $201 on 498 containers identified for sale and sold 545 previously written-down containers for a loss of $9. During the nine-month period ended September 30, 1999, the Partnership recorded a write-down of $296 on 810 containers identified for sale and sold 971 previously written down containers for a loss of $61. The Partnership incurred losses on the sale of some containers previously written-down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices. Additionally, the Partnership recorded a gain of $104 and a loss of $220 on the sale of containers that had not been written-down during the nine-months ended September 30, 2000 and 1999, respectively.

If more containers are subsequently identified for sale or if container sales prices decline, the Partnership may incur additional write-downs on containers and /or may incur losses on the sale of containers.

Management fees to affiliates decreased $13, or 2%, from the nine-month period ended September 30, 1999 to the comparable period in 2000, due to a decrease in equipment management fees. The decrease in equipment management fees, which are based primarily on gross revenue, resulted from the decrease in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees were comparable at $187 for both the nine-month periods ended September 30, 2000 and 1999.

General and administrative costs to affiliates decreased $37, or 11%, from the nine-month period ended September 30, 1999 to the comparable period in 2000 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other expense decreased from an expense of $207 for the nine-month period ended September 30, 1999 to income of $195 for the comparable period in 2000. The decrease was primarily due to gain (loss) on sale of containers fluctuating from a loss of $281 to a gain of $95.

Net earnings per limited partnership unit increased from $0.11 to $0.52 from the nine-month period ended September 30, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $403 to $1,936 respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2000 and 1999.

The Partnership's income from operations for the three-month periods ending September 30, 2000 and 1999 was $640 and $382, respectively on rental income of $1,882 and $2,015, respectively. The decrease in rental income of $133, or 7%, from the three-month period ended September 30, 1999 to the comparable period in 2000 was attributable to the decrease in other rental income. Income from container rentals increased $57, or 3%, primarily due to the increase in average on-hire utilization of 12%, offset by decreases in the average container fleet of 10% and average rental rates of 2%.

For the three-month period ended September 30, 2000, other rental income was $94, a decrease of $190 from the equivalent period in 1999. Other rental income decreased due to the decrease in fleet size and additional decreases in DPP and location income. DPP income further declined primarily due to a refund of $83 to one lessee as a result of the lessee canceling their DPP coverage in July, 2000. The Partnership also recorded a decrease in previously accrued damage protection plan cost related to units on lease to this lessee as a result of this cancellation, resulting in decrease to DPP expense of $114. Location income further declined due to an increase in credits granted to lessees for picking up containers from surplus locations and a decrease in charges to lessees for dropping off containers in surplus locations.

Direct container expenses decreased $273, or 58% from the three-month period ending September 30, 1999 to the equivalent period in 2000, primarily due to decreases in DPP and storage expenses of $149 and $98, respectively. The decrease in these expenses, as well as other direct container expenses, was partially due to the overall decrease in the average container fleet. DPP expense further declined primarily due to the reduction in the DPP reserve as a result of a lessee canceling their DPP coverage as described above. Storage expense further declined due to the improvement in utilization noted above and a lower average storage cost per container.

Bad debt expense decreased $22 from the three-month period ended September 30, 1999 to the comparable period in 2000, primarily due to a smaller required increase to bad debt reserve during the three-month period ended September 30, 2000 than in the same period in 1999.

Depreciation expense decreased $96, or 13%, from the three-month period ended September 30, 1999 to the comparable period in 2000 primarily due to the decrease in fleet size.

During  the  three-month   periods  ended  September  30,  2000  and  1999,  the
Partnership recorded write-downs of $53 and $40, respectively on containers identified for sale. The increase in the write-down of $13 was primarily due to more containers being identified as for sale and requiring a reserve.

Management fees to affiliates decreased $11, or 5%, from the three-month period ended September 30, 1999 to the comparable period in 2000. The decrease was due to the decrease in equipment management fees, which decreased as a result of the decline in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees were comparable at $62 for both the three-month periods ended September 30, 2000 and 1999.

General and administrative costs to affiliates increased $18, or 22%, from the three-month period ended September 30, 1999 to the comparable period in 2000 primarily due to an increase in the allocation of overhead costs from TEM and TCC resulting from an increase in allocable costs.

Other expense decreased from an expense of $84 for the three-month period ended September 30, 1999 to income of $33 for the comparable period in 2000. The decrease was primarily due to gain (loss) on sale of containers fluctuating from a loss of $107 to a gain of $2.

Net earnings per limited partnership unit increased from $0.08 to $0.18 from the three-month period ended September 30, 1999 to the same period in 2000, reflecting the increase in net earnings allocated to limited partners from $282 to $657, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of September 30, 2000, which would result in such a risk materializing.

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


Date: November 10, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         November 10, 2000
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 10, 2000
John A. Maccarone                        Officer)


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


                                TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                A California Limited Partnership

                                By Textainer Financial Services Corporation
                                The Managing General Partner



                                 By  /s/Ernest J. Furtado
                                    ____________________________________
                                     Ernest J. Furtado
                                     Senior Vice President


Date: November 10, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



/s/Ernest J. Furtado
___________________________             Senior Vice President,                         November 10, 2000
Ernest J. Furtado                       (Principal Financial and
                                        Accounting Officer) and
                                        Secretary



/s/John A. Maccarone                    President (Principal Executive                 November 10, 2000
___________________________             Officer)
John A. Maccarone

