Form 10-K
period 2000-12-31
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 2001-03-20
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                   650 California Street, 16th Floor
                         San Francisco, CA 94108


March 20, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

                 For the fiscal year ended December 31, 2000

                         Commission file number 0-19145

                   TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                   ----------------------------------------
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

                                  NONE
                                  ----

Securities registered pursuant to Section 12(g) of the Act:

                   LIMITED PARTNERSHIP DEPOSITARY UNITS
                              (TITLE OF CLASS)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock, as of a specified date within 60 days prior to the date of the filing.

Not Applicable.
--------------

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

           Container leasing companies and the Registrant operate in a similar manner by owning a worldwide fleet of new and used transportation containers and leasing these containers to international shipping companies hauling various types of goods among numerous trade routes. All lessees pay a daily rental rate and in certain markets may pay special handling fees and/or drop-off charges. In addition to these fees and charges, a lessee must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing any physical damage to containers caused by lessees. Container leasing companies compete with one another on the basis of lease rates, availability of equipment and services provided. To ensure the availability of equipment to its customers, container leasing companies and the Registrant may pay to reposition containers from low demand locations to higher demand locations. By maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions, the Registrant attempts to generate revenue and profit. The majority of the Registrant's equipment is leased under master leases, which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that the lessee, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container under lease do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. For a more detailed discussion of the leases for the Registrant's equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented. The Registrant also sells containers in the course of its business as opportunities arise, at the end of the container's useful life or if market and economic considerations indicate that a sale would be beneficial. See Item 7 herein and "Business of the Partnership" in Registrant's Prospectus, as supplemented.

(c)(1)(ii) Inapplicable.

(c)(1)(iii)Inapplicable.

(c)(1)(iv) Inapplicable.

(c)(1)(v)  Inapplicable.

(c)(1)(vi) Inapplicable.

(c)(1)(vii)No single lessee generated lease revenue for the years ended December
           31, 2000, 1999 and 1998 which was 10% or more of the total revenue of the Registrant.

(c)(1)(viii)Inapplicable.

(c)(1)(ix) Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 89% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 34% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and manages approximately 13% of the equipment held by all container leasing companies. The customers for leased containers are primarily international shipping lines. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers and allowing lessees to gain concessions from lessors about price, special charges or credits and, in certain markets, the age specification of the containers rented. Furthermore, primarily as a result of lower new container prices and low interest rates, shipping lines now own, rather than lease, a higher percentage of containers. The decrease in demand from shipping lines, along with the entry of new leasing company competitors offering low container rental rates, has increased competition among container lessors such as the Registrant.

(c)(1)(xi) Inapplicable.

(c)(1)(xii)Inapplicable.

(c)(1)(xiii)The  Registrant  has  no  employees.  Textainer  Financial  Services
           Corporation (TFS), a wholly owned subsidiary of Textainer Capital Corporation (TCC), the Managing General Partner of the Registrant, is responsible for the overall management of the business of the Registrant and at December 31, 2000 had 4 employees. Textainer Equipment Management Limited (TEM), an Associate General Partner, is responsible for the management of the leasing operations of the Registrant and at December 31, 2000 had a total of 164 employees.

(d)        Financial  Information  About  Foreign  and  Domestic  Operations and
           Export Sales.

           The Registrant is involved in leasing containers to international shipping companies for use in world trade. Approximately 16%, 14% and 19%, of the Registrant's rental revenue during the years ended December 31, 2000, 1999, and 1998, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership" in the Registrant's prospectus, as supplemented, and for a discussion of the risks of leasing containers for use in world trade see "Risk Factors and Forward-Looking Statements" in Item 7 herein.

ITEM 2.    PROPERTIES

As of December 31, 2000, the Registrant owned the following types and quantities of equipment:

                      20-foot standard dry freight containers              4,009
                      20-foot refrigerated containers                          1
                      40-foot standard dry freight containers              5,043
                      40-foot high cube dry freight containers             4,190
                                                                           -----
                                                                          13,243

During December 2000, approximately 80% of these containers were on lease to international shipping companies, and the balance were being stored at container manufacturers' locations and at a large number of storage depots located worldwide. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition. At December 31, 2000, approximately 1% of the Partnership's equipment had been identified as being for sale.

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

(a)(1)(ii)        Inapplicable.

(a)(1)(iii)       Inapplicable.

(a)(1)(iv)        Inapplicable.

(a)(1)(v)         Inapplicable.

(a)(2)            Inapplicable.

(b)      Holders.

(b)(1) As of January 1, 2001, there were 4,568 holders of record of limited partnership interests in the Registrant.

(b)(2)            Inapplicable.

(c)      Dividends.

                  Inapplicable.

At December 31, 2000, the Registrant was paying distributions at an annualized rate equal to 8% of Unit's initial cost, or $1.60 per Unit per year. For information about the amount of distributions paid during the five most recent fiscal years, see Item 6, "Selected Financial Data." Distributions are made monthly by the Registrant to its limited partners.

ITEM 701:         Inapplicable.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           (Amounts in thousands except for per unit amounts)
                                                                        Year Ended December 31,
                                         ----------------------------------------------------------------------------------
                                                2000              1999             1998             1997            1996
                                                ----              ----             ----             ----            ----

Rental income.......................        $  7,772          $  8,133         $ 10,031         $ 10,433        $ 11,613

Income from operations..............        $  2,436          $    857         $  2,393         $  2,640        $  2,752

Net earnings........................        $  2,566          $    957         $  2,492         $  2,715        $  2,806

Net earnings per unit
  of limited partnership
  interest..........................        $   0.68          $   0.24         $   0.63         $   0.71        $   0.74

Distributions per unit of
  limited partnership
  interest..........................        $   1.60          $   1.60         $   1.60         $   1.60        $   1.60

Distributions per unit of
  limited partnership
  interest representing
  a return of capital...............        $   0.92          $   1.36         $   0.97         $   0.89        $   0.86

Total assets........................        $ 29,763          $ 33,676         $ 38,644         $ 42,865        $ 46,510


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 2000, 1999 and 1998. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From November 8, 1989 until January 15, 1991, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on December 19, 1989, and on January 15, 1991, the Partnership had received its maximum subscription amount of $75,000.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the year ended December 31, 2000, the Partnership redeemed 16,522 units for a total dollar amount of $112. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and sales proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Limited partners are currently receiving monthly distributions in an annualized amount equal to 8% of their original investment. During the year ended December 31, 2000, the Partnership declared cash distributions to limited partners pertaining to the period from December 1999 through November 2000 in the amount of $5,929. On a GAAP basis, $3,425 of these distributions was a return of capital and the balance was from net income. On a cash basis, after paying redemptions, $5,735 of these distributions were from current year operating activities and the remainder was from cash provided by previous years' operations that had not been distributed or used to purchase containers or redeem units. Distributions in future years may continue to be greater than cash provided by operations and, in this event, would be made from the remaining undistributed cash from previous years' operations and then from proceeds from container sales. The portion of future distributions made from proceeds from container sales would be a return of capital. Any decision to distribute proceeds from container sales in future years will be based on the Partnership's age (in the context of the Partnership's finite-life and eventual termination), operations and existing market conditions.

At December 31, 2000, the Partnership had no commitments to purchase containers.

Net cash provided by operating activities for years ended December 31, 2000 and 1999, was $5,847 and $4,884, respectively. The increase of $963, or 20%, was primarily attributed to the increase in net earnings, adjusted for non-cash transactions, and fluctuations in accounts receivable, offset by fluctuations in accrued damage protection plan costs. Net earnings, adjusted for non-cash transactions, increased primarily due to the decrease in direct container expenses, offset by the decrease in rental income. These items are discussed more fully in "Results of Operations". The decrease in accounts receivable of $703 for the year ended December 31, 2000 was due to the decline in the average collection period of accounts receivable and the decrease in rental income. The decrease in accounts receivable of $70 for the comparable period in 1999 was primarily due to the decrease in rental income, offset by an increase in the average collection period of accounts receivable. The decline in accrued damage protection plan costs during the year ended December 31, 2000 was primarily due to the decrease in the estimated average repair cost per container and a decline in the number of containers covered under the damage protection plan.

For the year ended December 31, 2000, net cash used in investing activities (the purchase and sale of containers) was $107 compared to net cash provided by
investing   activities  of  $1,402  for  the  comparable  period  in  1999.  The fluctuation of $1,509 was due to the increase in cash used for container purchases and a decrease in proceeds from container sales. Cash used for container purchases increased primarily as a result of timing differences in the accrual and payment of these purchases. The Partnership's container purchases reflect the reinvestment of proceeds from recent container sales described below. The decrease in proceeds from container sales was primarily due to the Partnership selling fewer containers during the year ended December 31, 2000 than in the same period in 1999. While the Partnership continued to sell containers in low demand locations (described below under "Results of Operations"), there were fewer low demand locations and fewer containers in these locations, primarily as a result of previous sales efforts, which resulted in the decline in the number of containers sold. The sales prices received on container sales was comparable for both periods. However, these sales prices are lower than sales prices received in previous years as a result of current market conditions, which have adversely affected the value of used containers. Until conditions improve in these low demand locations, the Partnership plans to continue to sell some of its containers in these locations. The number of containers sold and the amount of these sales proceeds will affect how much the Partnership can reinvest in new containers.

Consistent with its investment objectives and subject to its distribution policy, the Partnership intends to continue to reinvest both cash from operations available for reinvestment and some portion of the proceeds from container sales in additional containers. Cash from operations available for reinvestment is generally equal to cash provided by operating activities, less distributions and redemptions paid, which are subject to the General Partners' authority to set these amounts (and modify reserves and working capital), as provided in the Partnership Agreement. The amount of sales proceeds will fluctuate based on the number of containers sold and the sales price received. The Partnership sells containers when (i) a container reaches the end of its useful life or (ii) an analysis indicates that the sale is warranted based on existing market conditions and the container's age, location and condition.

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


Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the years ended December 31, 2000, 1999 and 1998, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                    2000        1999        1998
                                                    ----        ----        ----

     Beginning container fleet...............     14,269      16,281      17,697
     Ending container fleet..................     13,243      14,269      16,281
     Average container fleet.................     13,756      15,275      16,989

The average container fleet decreased 10% each year from the years ended December 31, 1998 to 1999 and 1999 to 2000, primarily due to sales of containers. Although sales proceeds were used to purchase additional containers, fewer containers were bought than sold as container sales prices were lower than new container prices. The Partnership's primary source of funds for container purchases is these sales proceeds. Additionally, the rate of decline in average fleet size will fluctuate due to timing differences in the purchase and sale of containers and fluctuations in container sale and purchase prices during these periods.

As noted above, when containers are sold in the future, sales proceeds are not likely to be sufficient to replace all of the containers sold and all sales proceeds may not be used for new container purchases, resulting in the continuing decline in the average container fleet. This trend is expected to continue. Other factors related to this trend are discussed above in "Liquidity and Capital Resources".

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 81%, 73% and 78% during the years ended December 31, 2000, 1999 and 1998, respectively. In addition, rental income is affected by daily rental rates, which have decreased between the periods, as described below.

The following is a comparative analysis of the results of operations for the years ended December 31, 2000, 1999 and 1998.

The Partnership's income from operations for the years ended December 31, 2000 and 1999 was $2,436 and $857, respectively, on rental income of $7,772 and $8,133, respectively. The decrease in rental income of $361, or 4%, from the year ended December 31, 1999 to the year ended December 31, 2000 was primarily attributable to a decrease in other rental income, which is discussed below. Income from container rentals, the major component of total revenue, was comparable for both periods as the effect of the decreases in the average container fleet of 10% and average rental rates of 4% were offset by the increase in average utilization of 11%.

The Partnership's income from operations for the years ended December 31, 1999 and 1998 was $857 and $2,393, respectively, on rental income of $8,133 and $10,031, respectively. The decrease in rental income of $1,898, or 19%, from the year ended December 31, 1998 to the year ended December 31, 1999 was attributable to decreases in income from container rentals and other rental income. Income from container rentals decreased $1,551, or 18%, primarily due to decreases in the average container fleet of 10%, average utilization of 6% and average rental rates of 5%.

The improvement in utilization, which began in the third quarter of 1999, was due to improvements in demand for leased containers and in the trade balance, primarily as a result of the improvement in certain Asian economies and a related increase in exports out of Europe. This improvement in demand, coupled with container lessors' efforts to sell older containers in low demand locations, has also reduced the container surplus.

However, the trade imbalance between Asia and North America still exists, and as a consequence, the build-up of containers, primarily on the East Coast of the United States, persists. The Partnership has been unable to reposition a large number of newer containers to higher demand locations in Asia, due to lack of available vessel capacity from the United States East Coast ports.

As a result, the Partnership continues to sell some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during 1999 and 2000 were older containers. The expected economic benefit of continuing to own these older containers was less than that of newer containers primarily due to their shorter remaining marine life, the cost to reposition containers and the shipping lines' preference for leasing newer containers when they are available.

Once the decision had been made to sell containers, if the book value of these containers was greater than the estimated fair value, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices. Due to unanticipated declines in container sales prices during 1999, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until demand for leased containers improves, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value on some or all of its container rental equipment.

The decline in the purchase price of new containers and the container surplus mentioned above have resulted in the decline in rental rates in recent years. However, as a result of the improvement in demand and increases in the purchase price of new containers in 2000, rental rates remained stable during 2000.

In the fourth quarter of 2000, utilization began to decline and has continued to decline into the beginning of 2001. This decline was primarily due to the slowing United States economy and the resulting decline in exports out of Asia. The General Partners caution that utilization could continue to decline in 2001 if these conditions persist and demand for leased containers does not improve. Despite the decline in utilization, rental rates have remained stable into the beginning of 2001. New container prices declined in 2001, and this decline, combined with the recent decline in utilization may have a negative effect on rental rates in the future.

Substantially all of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases. The Partnership also leases containers under direct finance leases and at December 31, 2000, 1999 and 1998, there were 231, 246 and 229 containers under direct finance leases, respectively. Rental income from direct finance leases was $33, $79 and $100 during the years ended December 31, 2000, 1999 and 1998, respectively.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the year ended December 31, 2000, the total of these other rental income items was $716, a decrease of $358 from the equivalent period in 1999. The decrease was primarily due to the decline in fleet size and additional decreases in DPP and location income of $173 and $129, respectively. The decline in DPP income was due to decreases in the average DPP price charged per container and in the number of containers covered under DPP. The further decline in location income was primarily due to a decrease in charges to lessees for dropping off containers in certain locations.

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

Direct container expenses decreased $758, or 37%, from the year ended December 31, 1999 to the same period in 2000. The decrease was primarily due to declines in storage, DPP and handling expenses of $336, $275 and $99, respectively. The decreases in these expenses, as well as other direct container expenses, was partially due to the overall decrease in the average container fleet. Storage expense further declined due to the improvement in utilization noted above and a lower average storage cost per container. DPP expense declined due to decreases in the average repair cost per DPP container and in the number of containers covered under DPP. Handling expense decreased due to the decrease in container movement and a lower average handling cost per container.

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

Bad debt (benefit) expense was ($44), $124 and ($111) for the years ended December 31, 2000, 1999 and 1998, respectively. The benefit recorded for the year ended December 31, 2000 was due to the overall lower required reserves at December 31, 2000 than at December 31, 1999. The effect of insurance proceeds received during 1998 relating to certain receivables against which reserves had been recorded in 1994 and 1995, as well as the resolution of payment issues with one lessee during 1998, were primarily responsible for the benefit recorded in 1998 and, therefore, the fluctuation in bad debt expense (benefit) between 1998 and 1999.

Depreciation expense decreased $403, or 13%, and $353, or 10%, from the years ended December 31, 1999 to 2000 and December 31, 1998 to 1999, respectively. These decreases were primarily due to the smaller average fleet size and certain containers, acquired used, which have been fully depreciated.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2000, 1999 and 1998 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the years ended December 31, 2000, 1999 and 1998 the Partnership recorded write-down expenses of $255, $376 and $232, respectively on 631, 1,040 and 954 containers identified as for sale and requiring a reserve. At December 31, 2000 and 1999, the net book value of containers identified as for sale was $201 and $379, respectively.

The Partnership sold 716 of these previously written down containers for a loss of $21 during the year ended December 31, 2000 and sold 1,790 previously written down containers for a loss of $98 during the same period in 1999. During the year ended December 31, 1998 there were no sales of previously written down containers as the initial write-down was recorded at December 31, 1998. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sale prices.

The Partnership also sold containers that had not been written down and recorded (gains)/losses of ($130), $189 and $297 during the years ended December 31, 2000, 1999 and 1998, respectively.

As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers.

Management fees to affiliates decreased $31, or 4% and $94, or 10% from the years ended December 31, 1999 to 2000 and December 31, 1998 to 1999,
respectively. These decreases were primarily due to decreases in equipment management fees. Equipment management fees, which are based primarily on gross revenue, decreased as a result of the decrease in rental income and were approximately 7% of rental income for the years ended December 31, 2000, 1999 and 1998. Incentive management fees, which are based on the Partnership's limited and general partner distribution percentage and initial limited partners' capital, were comparable at $250, $250 and $251 for the years ended December 31, 2000, 1999 and 1998, respectively.

General and administrative costs to affiliates decreased $38, or 9%, and $129, or 24%, from the years ended December 31, 1999 to 2000 and December 31, 1998 to 1999, respectively. These decreases were primarily due to the decrease in overhead costs allocated by TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

The gain/loss on sale of containers fluctuated from a loss of $287 during the year ended December 31, 1999 to a gain of $109 for the comparable period in 2000. The fluctuation in gain/loss on sale of containers was primarily due to the Partnership selling fewer containers at a slightly higher average sales price during the year ended December 31, 2000 than in the same period in 1999. The decline in the number of container sold was primarily due to there being fewer lower demand locations and fewer containers in these locations, primarily as a result of previous sales efforts.

Loss on sale of containers decreased $10 from the year ended December 31, 1998 to the year ended December 31, 1999. The loss on sale of containers for the year ended December 31, 1999 was primarily due to the Partnership selling 1,051 containers primarily in low demand locations at lower average sale proceeds and due to the loss recorded on the sale of 1,790 containers previously written down as discussed above.

Net earnings per limited partnership unit increased from $0.24 to $0.68 from the year ended December 31, 1999 to 2000, respectively, reflecting the increase in net earnings allocated to limited partners from $894 to $2,504, respectively. Net earnings per limited partnership unit decreased from $0.63 to $0.24 from the year ended December 31, 1998 to 1999, respectively, reflecting the decrease in net earnings allocated to limited partners from $2,339 to $894, respectively. The allocation of net earnings for the years ended December 31, 2000, 1999 and 1998 included a special allocation to General Partners of $36, $53 and $128, respectively, in accordance with the Partnership Agreement.

Risk Factors and Forward Looking Statements

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of December 31, 2000, which would result in such a risk materializing.

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, including bad debts, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business.

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

             Attached pages 14 to 26.

                    Independent Auditors' Report


The Partners
Textainer Equipment Income Fund II, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund II, L.P. (a California limited partnership) as of December 31, 2000 and 1999, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund II, L.P. as of December 31, 2000 and 1999, and the results of its operations, its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                               KPMG LLP




San Francisco, California
February 16, 2001


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

December 31, 2000 and 1999
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------

                                                                             2000                   1999
                                                                       ---------------        --------------
Assets
Container rental equipment, net of accumulated
    depreciation of $18,108 (1999:  $18,956)                           $       25,980         $      28,795
Cash                                                                            1,652                 2,018
Net investment in direct finance leases (note 3)                                  123                   315
Accounts receivable, net of allowance
    for doubtful accounts of $219 (1999:  $398) (note 5)                        1,514                 2,038
Due from affiliates, net (note 2)                                                 484                   499
Prepaid expenses                                                                   10                    11
                                                                       ---------------        --------------


                                                                       $       29,763         $      33,676
                                                                       ===============        ==============
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                    $          198         $         187
   Accrued liabilities                                                            205                   155
   Accrued damage protection plan costs (note 1(j))                               151                   272
   Warranty claims (note 1(k))                                                      -                   172
   Accrued recovery costs (note 1(l))                                              88                    74
   Deferred quarterly distributions (note 1(g))                                    66                    69
   Container purchases payable                                                     88                   243
                                                                       ---------------        --------------

      Total liabilities                                                           796                 1,172
                                                                       ---------------        --------------

Partners' capital:
   General partners                                                                 -                     -
   Limited partners                                                            28,967                32,504
                                                                       ---------------        --------------

      Total partners' capital                                                  28,967                32,504
                                                                       ---------------        --------------


                                                                       $       29,763         $      33,676
                                                                       ===============        ==============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Earnings

Years ended December 31, 2000,  1999, and 1998 (Amounts in thousands  except for unit and per unit amounts)
------------------------------------------------------------------------------------------------------------------------------------

                                                                            2000                  1999                   1998
                                                                       ---------------     -----------------      -----------------
Rental income                                                          $        7,772      $          8,133       $         10,031
                                                                       ---------------     -----------------      -----------------

Costs and expenses:
   Direct container expenses                                                    1,267                 2,025                  2,215
   Bad debt (benefit) expense                                                     (44)                  124                   (111)
   Depreciation                                                                 2,657                 3,060                  3,413
   Write-down of containers (note 1(e))                                           255                   376                    232
   Professional fees                                                               60                    76                     36
   Management fees to affiliates (note 2)                                         790                   821                    915
   General and administrative costs to affiliates (note 2)                        371                   409                    538
   Other general and administrative costs                                          89                    98                    103
   (Gain)/loss on sale of containers                                             (109)                  287                    297
                                                                       ---------------     -----------------      -----------------

                                                                                5,336                 7,276                  7,638
                                                                       ---------------     -----------------      -----------------

   Income from operations                                                       2,436                   857                  2,393
                                                                       ---------------     -----------------      -----------------

Other income:
   Interest income                                                                130                   100                     99
                                                                       ---------------     -----------------      -----------------


                                                                                  130                   100                     99
                                                                       ---------------     -----------------      -----------------

   Net earnings                                                        $        2,566      $            957       $          2,492
                                                                       ===============     =================      =================

Allocation of net earnings (note 1(g)):
   General partners                                                    $           62      $             63       $            153
   Limited partners                                                             2,504                   894                  2,339
                                                                       ---------------     -----------------      -----------------

                                                                       $        2,566      $            957       $          2,492
                                                                       ===============     =================      =================

Limited partners' per unit share
   of net earnings                                                     $         0.68      $           0.24       $           0.63
                                                                       ===============     =================      =================

Limited partners' per unit share
   of distributions                                                    $         1.60      $           1.60       $           1.60
                                                                       ===============     =================      =================

Weighted average number of limited
   partnership units outstanding (note 1(m))                                3,704,302             3,712,428              3,722,072
                                                                       ===============     =================      =================


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 2000, 1999 and 1998
(Amounts in thousands)
--------------------------------------------------------------------------------------------------------------
                                                                        Partners' Capital
                                                     --------------------------------------------------------
                                                       General               Limited               Total
                                                     -------------       --------------       ---------------
Balances at December 31, 1997                        $        (90)       $      41,305        $       41,215

Distributions                                                 (63)              (5,957)               (6,020)

Redemptions (note 1(n))                                         -                 (119)                 (119)

Net earnings                                                  153                2,339                 2,492
                                                     -------------       --------------       ---------------

Balances at December 31, 1998                                   -               37,568                37,568
                                                     -------------       --------------       ---------------

Distributions                                                 (63)              (5,940)               (6,003)

Redemptions (note 1(n))                                         -                  (18)                  (18)

Net earnings                                                   63                  894                   957
                                                     -------------       --------------       ---------------

Balances at December 31, 1999                                   -               32,504                32,504
                                                     -------------       --------------       ---------------

Distributions                                                 (62)              (5,929)               (5,991)

Redemptions (note 1(n))                                         -                 (112)                 (112)

Net earnings                                                   62                2,504                 2,566
                                                     -------------       --------------       ---------------

Balances at December 31, 2000                        $          -        $      28,967        $       28,967
                                                     =============       ==============       ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2000, 1999 and 1998
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         2000              1999             1998
                                                                                     -------------    ------------    ------------

Cash flows from operating activities:
   Net earnings                                                                     $      2,566     $        957    $       2,492
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation and container write-down                                              2,912            3,436            3,645
        (Decrease) increase in allowance for doubtful accounts,
           net of write-off (note 5)                                                        (179)              83             (193)
        (Gain) loss on sale of containers                                                   (109)             287              297
        Decrease (increase) in assets:
           Net investment in direct finance leases                                           244              248              241
           Accounts receivable, net of write-off (note 5)                                    703               70              866
           Due from affiliates, net                                                          (73)             (54)            (530)
           Prepaid expenses                                                                    1                5               79
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                           61              (11)             (53)
           Accrued damage protection plan costs                                             (121)              50               (4)
           Warranty claims                                                                  (172)            (213)            (214)
           Accrued recovery costs                                                             14               26               48
                                                                                     -------------    ------------    ------------

              Net cash provided by operating activities                                    5,847            4,884            6,674
                                                                                     -------------    ------------    ------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                        2,176            3,295            3,407
   Container purchases                                                                    (2,283)          (1,893)          (3,162)
                                                                                     -------------    ------------    ------------

              Net cash (used in) provided by investing activities                           (107)           1,402              245
                                                                                     -------------    ------------    ------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                 (112)             (18)            (119)
   Distributions to partners                                                              (5,994)          (6,002)          (6,029)
                                                                                     -------------    ------------    ------------

              Net cash used in financing activities                                       (6,106)          (6,020)          (6,148)
                                                                                     -------------    ------------    ------------

Net (decrease) increase  in cash                                                            (366)             266              771

Cash at beginning of period                                                                2,018            1,752              981
                                                                                     -------------    ------------    ------------

Cash at end of period                                                               $      1,652     $      2,018    $       1,752
                                                                                     =============    ============    ============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows--Continued
Years ended December 31, 2000, 1999 and 1998
(Amounts in thousands)
--------------------------------------------------------------------------------


Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 2000, 1999, 1998 and 1997, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                       2000         1999          1998        1997
                                                                       ----         ----          ----        ----
Container purchases included in:
   Due to affiliates........................................          $   -        $   -          $ 34         $ (3)
   Container purchases payable..............................             88          243             -          342

Distributions to partners included in:
   Due to affiliates........................................              6            6             6            6
   Deferred quarterly distributions.........................             66           69            68           77

Proceeds from sale of containers
   Due from affiliates......................................            279          367           489          566

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

                                                                                    2000          1999         1998
                                                                                    ----          ----         ----

Container purchases recorded..............................................        $2,128        $2,102       $2,857
Container purchases paid..................................................         2,283         1,893        3,162

Distributions to partners declared........................................         5,991         6,003        6,020
Distributions to partners paid............................................         5,994         6,002        6,029

Proceeds from sale of containers recorded.................................         2,088         3,173        3,330
Proceeds from sale of containers received.................................         2,176         3,295        3,407


The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to net investment in direct finance leases. The carrying values of containers transferred during the years ended December 31, 2000, 1999 and and 1998 were $52, $96 and $215, respectively.

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes to Financial Statements
Years ended December 31, 2000, 1999 and 1998
(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

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

          (d)   Fair Value of Financial Instruments

          In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2000 and 1999, the fair value of the Partnership's financial instruments approximates the related book value of such instruments.

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

          New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, the cost of new containers at year-end 1998, during 1999 and 2000 was significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2000, 1999 and 1998 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the years ended December 31, 2000, 1999 and 1998 the Partnership recorded write-down expenses of $255, $376 and $232, respectively on 631, 1,040 and 954 containers identified as for sale and requiring a reserve. At December 31, 2000 and 1999, the net book value of containers identified as for sale was $201 and $379, respectively.

          The Partnership sold 716 of these previously written down containers for a loss of $21 during the year ended December 31, 2000 and sold 1,790 previously written down containers for a loss of $98 during the same period in 1999. During the year ended December 31, 1998 there were no sales of previously written down containers as the initial write-down was recorded at December 31, 1998. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sale prices.

          The Partnership also sold containers that had not been written down and recorded (gains)/losses of ($130), $189 and $297 during the years ended December 31, 2000, 1999 and 1998, respectively.

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

          For the years ended December 31, 2000, 1999 and 1998, no single lessee accounted for more than 10% of the Partnership's revenues.

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

          Actual cash distributions to the Limited Partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded deferred distributions of $66 and $69 at December 31, 2000 and 1999, respectively.

          (h)   Income Taxes

          The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

          (i)   Acquisition Fees

          In accordance with the Partnership Agreement, acquisition fees equal to 5% of the container purchase price were paid to TAS through October 1998, and to TEM beginning in November 1998. These fees were capitalized as part of the cost of the containers.

          (j)   Damage Protection Plan

          The  Partnership  offers a Damage  Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at December 31, 2000 and 1999, was $151 and $272, respectively.

          (k)   Warranty Claims

          During 1992, 1993 and 1995, the Partnership settled warranty claims against a container manufacturer. The Partnership was amortizing the settlement amounts over the remaining estimated useful life of the applicable containers (between six and seven years), reducing maintenance and repair costs over that time. During the year ended December 31, 2000 these amounts were fully amortized. At December 31, 1999, the unamortized portion of the settlement amounts was equal to $172.

          (l)   Recovery Costs

          The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At December 31, 2000 and 1999, the amounts accrued were $88 and $74, respectively.

          (m)   Limited   Partners'   Per   Unit  Share  of   Net  Earnings  and
          Distributions

          Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during the years ended December 31, 2000, 1999 and 1998, which were 3,704,302, 3,712,428, and 3,722,072, respectively.

          (n)   Redemptions

          The following redemption offerings were consummated by the Partnership during the years ended December 31, 2000, 1999 and 1998:

                                                           Units              Average
                                                          Redeemed        Redemption Price      Amount Paid
                                                          --------        ----------------      -----------

          Total Partnership redemptions as of
          December 31, 1997......................          23,023             $ 11.55               $ 266
                                                           ------                                   -----


          Year ended December 31, 1998:
                3rd quarter......................           7,169             $  9.62                  69
                4th quarter......................           5,280             $  9.47                  50
                                                           ------                                   -----
                                                           12,449             $  9.56                 119
                                                           ------                                   -----


          Year ended December 31, 1999:
                1st quarter......................           2,000             $  8.50                  17
                3rd quarter......................             200             $  6.39                   1
                                                           ------                                   -----
                                                            2,200             $  8.18                  18
                                                           ------                                   -----


          Year ended December 31, 2000:
                1st quarter......................           1,000             $  7.00                   7
                3rd quarter......................          12,579             $  6.75                  85
                4th quarter......................           2,943             $  6.79                  20
                                                           ------                                   -----
                                                           16,522             $  6.77                 112
                                                           ------                                   -----

          Partnership to date.......................       54,194             $  9.50               $ 515
                                                           ======                                   =====



          The redemption price is fixed by formula.

          (o)   Reclassification

          Following the adoption of SAB 101, "Revenue Recognition in Financial Statements", by the Partnership in the fourth quarter of fiscal 2000, the Partnership has reclassified gain/loss on sale of containers from other income (after income from operations) to costs and expenses
          (before income from operations). All periods have been amended to reflect this reclassification.

Note 2.   Transactions with Affiliates

          As part of the operation of the Partnership, the Partnership is to pay to the General Partners, or TAS prior to its liquidation, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership capitalized $101, $100 and $136 of equipment acquisition fees as part of container rental equipment costs during the years ended December 31, 2000, 1999 and 1998, respectively. The Partnership incurred $250, $250 and $251 of incentive management fees during each of the three years ended December 31, 2000, 1999 and 1998, respectively. No equipment liquidation fees were incurred during these periods.

          The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 2000 and 1999.

          Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to master operating leases and 2% of gross lease revenues attributable to full payout net leases. For the years ended December 31, 2000, 1999 and 1998, equipment management fees totaled $540, $571, and $664, respectively. The Partnership's containers are leased by TEM to third party lessees on operating master leases, spot leases, term leases and full payout net leases. Although the Partnership has some rent receivable under cancelable long term operating leases, the majority of the Partnership's leases are operating leases with limited terms and no purchase option.

          Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership were as follows:

                                                    2000        1999        1998
                                                    ----        ----        ----

               Salaries                             $192        $227        $291
               Other                                 179         182         247
                                                     ---         ---         ---
                 Total general and
                    administrative costs            $371        $409        $538
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

                                                    2000        1999        1998
                                                    ----        ----        ----

               TEM                                  $323        $364        $486
               TFS                                    48          45          52
                                                     ---         ---         ---
                 Total general and
                    administrative costs            $371        $409        $538
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

          At December 31, 2000 and 1999, due from affiliates, net, is comprised of:

                                                          2000              1999
                                                          ----              ----
              Due from affiliates:
               Due from TEM..........................   $  516            $  529
                                                           ---               ---

              Due to affiliates:
               Due to TL.............................        1                 1
               Due to TCC............................        7                 6
               Due to TFS............................       24                23
                                                           ---               ---
                                                            32                30
                                                           ---               ---

              Due from affiliates, net                  $  484            $  499
                                                           ===               ===

          These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees described above and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

Note 3.  Direct Finance Leases

         The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases as of December 31, 2000 and 1999 are as follows:

                                                               2000        1999
                                                               ----        ----
         Future minimum lease payments receivable.........    $ 137       $ 353
         Residual value...................................        3           3
         Less: unearned income............................      (17)        (41)
                                                                ---         ---

         Net investment in direct finance leases..........    $ 123       $ 315
                                                                ===         ===




         The following is a schedule by year of minimum lease payments receivable under the direct finance leases at December 31, 2000:

         Year ending December 31:

         2001...................................................         $    57
         2002...................................................              38
         2003...................................................              28
         2004...................................................              13
         2005...................................................               1
                                                                             ---

         Total minimum lease payments receivable................          $  137
                                                                             ===

         Rental income for the years ended December 31, 2000, 1999, and 1998 includes $33, $79, and $100, respectively, of income from direct finance leases.

Note 4.   Income Taxes

         At December 31, 2000, 1999 and 1998, there were temporary differences of $15,869, $16,582, and $19,783, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                              2000            1999            1998
                                                                              ----            ----            ----
         Net income per financial statements....................           $ 2,566         $   957         $ 2,492

         (Decrease) increase in provision for bad debt..........              (179)             83            (709)
         Depreciation for federal income tax purposes
           (in excess of) less than depreciation for
           financial statement purposes .........................              (700)            (99)             51
         Gain on sale of fixed assets for federal income
           tax purposes in excess of gain/loss recognized for
           financial statement purposes.........................             1,885           3,379           3,754
         (Decrease) increase in damage protection
           plan costs...........................................              (121)             50              (4)
         Warranty reserve income for tax purposes in
           excess of financial statement purposes...............              (172)           (213)           (214)
                                                                             -----           -----           -----
           Net income for
            federal income tax purposes..........................          $ 3,279         $ 4,157         $ 5,370
                                                                             =====           =====           =====



Note 5.  Accounts Receivable Write-Off

         During 1998, the Partnership wrote-off $516 of delinquent receivables from two lessees against which reserves were recorded in 1994 and 1995. During the years ended December 31, 2000 and 1999 there were no such individually significant write-offs.



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Selected Quarterly Financial Data
------------------------------------------------------------------------------------------------------------------------

The following is a summary of selected quarterly financial data for the years ended December 31, 2000, 1999 and 1998:

                                                                            (Amounts in thousands)
                                                                              2000 Quarters Ended
                                                    --------------------------------------------------------------------
                                                       Mar. 31           June 30           Sept. 30            Dec. 31
                                                    --------------------------------------------------------------------

Rental income                                          $ 1,968           $ 2,025            $ 1,882            $ 1,897

Income from operations                                 $   502           $   739            $   642            $   553

Net earnings                                           $   534           $   776            $   673            $   583

Limited partners' share of net earnings                $   518           $   761            $   657            $   568

Limited partners' share of distributions               $ 1,485           $ 1,484            $ 1,481            $ 1,479

                                                                            1999 Quarters Ended
                                                     -------------------------------------------------------------------
                                                       Mar. 31           June 30           Sept. 30            Dec. 31
                                                     -------------------------------------------------------------------

Rental income                                          $ 2,103           $ 1,961            $ 2,015            $ 2,054

Income (loss) from operations                          $   245           $  (144)           $   275            $   481

Net earnings (loss)                                    $   269           $  (117)           $   298            $   507

Limited partners' share of net earnings (loss)         $   253           $  (132)           $   282            $   491

Limited partners' share of distributions               $ 1,485           $ 1,485            $ 1,485            $ 1,485

                                                                            1998 Quarters Ended
                                                     -------------------------------------------------------------------
                                                       Mar. 31           June 30           Sept. 30            Dec. 31
                                                     -------------------------------------------------------------------

Rental income                                          $ 2,566           $ 2,533            $ 2,524            $ 2,408

Income from operations                                 $   903           $   712            $   640            $   138

Net earnings                                           $   920           $   735            $   671            $   166

Limited partners' share of net earnings                $   905           $   719            $   655            $    60

Limited partners' share of distributions               $ 1,492           $ 1,490            $ 1,488            $ 1,487

The amounts of income from operations are different from the amounts  previously reported in reports on Form 10-Q filed for the years 2000,  1999 and 1998 as the
Registrant adopted SAB 101, "Revenue  Recognition in Financial  Statements",  in
the  fourth  quarter  of  fiscal  2000  and  reclassified  gain/loss  on sale of containers  from  other  income  (after  income  from  operations)  to costs and expenses  (before  income from  operations).  To conform to the  current  year's
presentation,   the  following   reclassifications  were  made  to  income  from
operations:
                                                       Mar. 31           June 30           Sept. 30            Dec. 31
                                                     -------------------------------------------------------------------
                                          2000         $   (14)          $   108            $     2            $   13
                                          1999         $   (49)          $  (125)           $  (107)           $   (6)
                                          1998         $   137           $   (47)           $  (106)           $ (281)

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

Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 2000, all Section 16(a) filing requirements were complied with. No member of management, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to Section 16(a) failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:

Name                              Age    Position
----                              ---    --------
Neil I. Jowell                     67    Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                  56    President, CEO and Director of TGH, TEM, TL, TCC and TFS
James E. Hoelter                   61    Director of TGH, TEM, TL, TCC and TFS
Alex M. Brown                      62    Director of TGH, TEM, TL, TCC and TFS
Harold J. Samson                   79    Director of TGH and TL
Philip K. Brewer                   44    Senior Vice President - Asset Management Group and Director of TEM and TL
Robert D. Pedersen                 41    Senior Vice President - Leasing Group, Director of TEM
Ernest J. Furtado                  45    Senior Vice  President , CFO and  Secretary  of TGH,  TEM,  TL, TCC and TFS,
                                         Director of TEM, TCC and TFS
Wolfgang Geyer                     47    Regional Vice President - Europe
Mak Wing Sing                      43    Regional Vice President - South Asia
Masanori Sagara                    45    Regional Vice President - North Asia
Stefan Mackula                     48    Vice President -  Equipment Resale
Anthony C. Sowry                   48    Vice President - Corporate Operations and Acquisitions
Richard G. Murphy                  48    Vice President - Risk Management
Janet S. Ruggero                   52    Vice President - Administration and Marketing Services
Jens W. Palludan                   50    Regional Vice President - Americas and Logistics
Isam K. Kabbani                    66    Director of TGH and TL
James A. C. Owens                  61    Director of TGH and TL
S. Arthur Morris                   67    Director of TGH, TEM and TL
Dudley R. Cottingham               49    Assistant Secretary, Vice President and Director of TGH, TEM and TL
Nadine Forsman                     33    Controller of TCC and TFS

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

          John A. Maccarone is President, CEO and Director of TGH, TEM, TL, TCC and TFS. In this capacity he is responsible for overseeing the management of and coordinating the activities of Textainer's worldwide fleet of marine cargo containers and the activities of all of these corporations. Additionally, he is Chairman of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding Intermodal Equipment Associates (IEA), a marine container leasing company based in San Francisco, and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a Bachelor of Science degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

          James E. Hoelter is a director of TGH, TEM, TL, TCC and TFS. In addition, Mr. Hoelter is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Mr. Hoelter was the President and Chief Executive Officer of TGH and TL from 1993 to 1998 and currently serves as a consultant to Trencor (1999 to present). Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of IEA. Mr. Hoelter co-founded IEA in 1978 with Mr. Maccarone and was president from inception until 1987. From 1976 to 1978, Mr. Hoelter was vice president for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for North America. From 1971 to 1976, he worked for Itel Corporation, San Francisco, where he was director of financial leasing for the container division. Mr. Hoelter received his B.B.A. in finance from the University of Wisconsin, where he is an emeritus member of its Business School's Dean's Advisory Board, and his M.B.A.from the Harvard Graduate School of Business Administration.

          Alex M. Brown is a director of TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Among other directorships, Mr. Brown is a director of Trencor Ltd. (1996 to present), which is publicly traded and listed on the Johannesburg Stock Exchange. Mr. Brown became affiliated with the Textainer Group in April 1986. From 1987 until 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986. From 1993 to 1997, Mr. Brown was Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. Mr. Brown was also Chairman of WACO International Corporation, based in Cleveland, Ohio until 1997.

          Harold J. Samson is a director of TGH and TL and has served as such since the Textainer Group's reorganization and formation of these companies in 1993. He is also a member of the Investment Advisory Committee (see "Committees", below). Mr. Samson served as a consultant to various securities firms from 1981 to 1989. From 1974 to 1981 he was Executive Vice President of Foster & Marshall, Inc., a New York Stock Exchange member firm based in Seattle. Mr. Samson was a director of IEA from 1979 to 1981. From 1957 to 1984 he served as Chief Financial Officer in several New York Stock Exchange member firms. Mr. Samson holds a B.S. in Business Administration from the University of California, Berkeley and is a California Certified Public Accountant.

          Philip K. Brewer is Senior Vice President - Asset Management Group and director of TEM and TL. He was President of TCC and TFS from January 1, 1998 to December 31, 1998 until his appointment as Senior Vice President - Asset Management Group. As President of TCC, Mr. Brewer was responsible for overseeing the management of, and coordinating the activities of TCC and TFS. As Senior Vice President, he is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer, as well as overseeing the management of and coordinating the activities of Textainer's risk management, logistics and the resale divisions. Mr. Brewer is a member of the Equipment Investment Committee, the Credit Committee and was a member of the Investment Advisory Committee through December 31, 1998 (see "Committees" below). Prior to joining Textainer in 1996, as Senior Vice President - Capital Markets for TGH and TL, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

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

          Ernest J. Furtado is Senior Vice President, CFO and Secretary of TGH, TEM, TL, TCC and TFS and a Director of TEM, TCC and TFS, in which capacity he is responsible for all accounting, financial management, and reporting functions for TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Investment Advisory Committee for which he serves as Secretary, the Equipment Investment Committee and the Credit Committee (see "Committees", below). Prior to these positions, he held a number of accounting and financial management positions at Textainer, of increasing responsibility. Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

          Wolfgang  Geyer is based in  Hamburg,  Germany  and is  Regional  Vice
President - Europe, responsible for coordinating all leasing activities in Europe, Africa and the Middle East/Persian Gulf. Mr. Geyer joined Textainer in 1993 and was the Marketing Director in Hamburg through July 1997. From 1991 to 1993, Mr. Geyer most recently was the Senior Vice President for Clou Container Leasing, responsible for its worldwide leasing activities. Mr. Geyer spent the remainder of his leasing career, 1975 through 1991, with Itel Container, during which time he held numerous positions in both operations and marketing within the company.

          Mak Wing Sing is based in Singapore and is the Regional Vice President
- South Asia, responsible for container leasing activities in North/Central People's Republic of China, Hong Kong, South China (PRC), Southeast Asia and Australia/New Zealand. Mr. Mak most recently was the Regional Manager, Southeast Asia, for Trans Ocean Leasing, working there from 1994 to 1996. From 1987 to 1994, Mr. Mak worked with Tiphook as their Regional General Manager, and with
OOCL from 1976 to 1987 in a variety of positions, most recently as their Logistics Operations Manager.

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

          Jens W. Palludan is based in Hackensack, New Jersey and is the Regional Vice President - Americas and Logistics, responsible for container leasing activities in North/South America and for coordinating container logistics. He joined Textainer in 1993 as Regional Vice President - Americas/Africa/Australia, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Mr. Palludan's most recent position at Maersk was that of General Manager, Equipment and Terminals, where he was responsible for the entire managed fleet. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

          Sheikh Isam K. Kabbani is a director of TGH and TL. He has served as such since the Textainer Group's reorganization and formation of these companies in 1993. He is Chairman and principal stockholder of the IKK Group, Jeddah, Saudi Arabia, a manufacturing and trading group which is active both in Saudi Arabia and internationally. In 1959 Sheikh Isam Kabbani joined the Saudi Arabian Ministry of Foreign Affairs, and in 1960 moved to the Ministry of Petroleum for a period of ten years. During this time he was seconded to the Organization of Petroleum Exporting Countries (OPEC). After a period as Chief Economist of OPEC, in 1967 he became the Saudi Arabian member of OPEC's Board of Governors. In 1970 he left the ministry of Petroleum to establish his own business, the National Marketing Group, which has since been his principal business activity. Sheikh Kabbani holds a B.A. degree from Swarthmore College, Pennsylvania, and an M.A. degree in Economics and International Relations from Columbia University.

          James A. C. Owens is a director of TGH and TL. Mr. Owens has been associated with the Textainer Group since 1980. In 1983 he was appointed to the Board of Textainer Inc., and served as President of Textainer Inc. from 1984 to 1987. From 1987 to 1998, Mr. Owens served as an alternate director on the Boards of TI, TGH and TL and has served as director of TGH and TL since 1998. Apart from his association with the Textainer Group, Mr. Owens has been involved in insurance and financial brokerage companies and captive insurance companies. He is a member of a number of Boards of Directors. Mr. Owens holds a Bachelor of Commerce degree from the University of South Africa.

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

          Nadine Forsman is the Controller of TCC and TFS. Additionally, she is a member of the Investment Advisory Committee and Equipment Investment Committee (See "Committees" below). As controller of TCC and TFS, she is responsible for accounting, financial management and reporting functions for TCC and TFS as well as overseeing all communications with the Limited Partners and as such, supervises personnel in performing these functions. Prior to joining Textainer in August 1996, Ms. Forsman was employed by KPMG LLP, holding various positions, the most recent of which was manager, from 1990 to 1996. Ms. Forsman is a Certified Public Accountant and holds a B.S. in Accounting and Finance from San Francisco State University.

Committees

          The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of equipment for the Partnership and for other programs organized by the Textainer Group:

          Equipment Investment Committee. The Equipment Investment Committee reviews the equipment leasing operations of the Partnership on a regular basis with emphasis on matters involving equipment purchases, equipment remarketing issues, and decisions regarding ultimate disposition of equipment. The members of the committee are John A. Maccarone (Chairman), James E. Hoelter, Anthony C. Sowry, Richard G. Murphy (Secretary), Alex M. Brown, Philip K. Brewer, Robert D. Pedersen, Ernest J. Furtado and Nadine Forsman.

          Credit Committee. The Credit Committee establishes credit limits for every lessee and potential lessee of equipment and periodically reviews these limits. In setting such limits, the Credit Committee considers such factors as customer trade routes, country, political risk, operational history credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are John A. Maccarone (Chairman), Richard G. Murphy (Secretary), Janet S. Ruggero, Anthony C. Sowry, Philip K. Brewer, Ernest J. Furtado and Robert D. Pedersen.

          Investment Advisory Committee. The Investment Advisory Committee reviews investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are John A. Maccarone (Chairman), James E. Hoelter, Ernest J. Furtado (Secretary), Nadine Forsman, Harold J. Samson, Alex M. Brown and Neil I. Jowell.

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

(b)       Security Ownership of Management.

          As of January 1, 2001:
                                                      Number
                    Name of Beneficial Owner         Of Units       % All Units
                    ------------------------         --------       -----------
                    James E. Hoelter                     438            0.012%
                    John A. Maccarone                    500            0.014%
                    Harold J. Samson                   2,500            0.068%
                                                       -----            ------

          Officers and Management as a Group           3,438            0.094%
                                                       =====            ======

(c)       Changes in Control.

          Inapplicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                     (Amounts in thousands)

          (a) Transactions with Management and Others.

          At December 31, 2000 and 1999, due from affiliates, net, is comprised of:

                                                          2000              1999
                                                          ----              ----
              Due from affiliates:
               Due from TEM..........................     $516              $529
                                                           ---               ---

              Due to affiliates:
               Due to TL.............................        1                 1
               Due to TCC............................        7                 6
               Due to TFS............................       24                23
                                                           ---               ---
                                                            32                30
                                                           ---               ---

              Due from affiliates, net                    $484              $499
                                                           ===               ===

          These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and payment of expenses and fees and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

          In addition, the Registrant paid or will pay the following amounts to the General Partners or TAS:

          Acquisition fees in connection with the purchase of containers on behalf of the Registrant:

                                             2000          1999             1998
                                             ----          ----             ----

          TAS......................          $  -          $  -             $124
          TEM......................           101           100               12
                                              ---           ---              ---
          Total....................          $101          $100             $136
                                              ===           ===              ===

          Management fees in connection with the operations of the Registrant:

                                         2000              1999             1998
                                         ----              ----             ----

          TEM......................      $595              $626             $719
          TFS......................       195               195              196
                                          ---               ---              ---
          Total....................      $790              $821             $915
                                          ===               ===              ===

          Reimbursement  for   administrative   costs  in  connection  with  the
          operations of the Registrant:

                                         2000              1999             1998
                                         ----              ----             ----

          TEM......................      $323              $364             $486
          TFS......................        48                45               52
                                          ---               ---              ---
          Total....................      $371              $409             $538
                                          ===               ===              ===

(b)   Certain Business Relationships.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Audited financial statements of the Registrant for the year ended December 31, 2000 are contained in Item 8 of this Report.

      2.  Financial Statement Schedules.

          (i)  Independent Auditors' Report on Supplementary Schedule.

          (ii) Schedule II - Valuation and Qualifying Accounts.

      3.  Exhibits Incorporated by reference

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

(b) During the year ended 2000, no reports on Form 8-K have been filed by the Registrant.

         Independent Auditors' Report on Supplementary Schedule



The Partners
Textainer Equipment Income Fund II, L.P.:

Under the date of February 16, 2001, we reported on the balance sheets of Textainer Equipment Income Fund II, L.P. (the Partnership) as of December 31, 2000 and 1999, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in the 2000 annual report on Form 10-K. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                              KPMG LLP





San Francisco, California
February 16, 2001


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                 Charged                                    Balance
                                                Balance at      to Costs       Charged                      at End
                                                 Beginning         And         to Other                       of
                                                 of Period      Expenses       Accounts      Deduction       Period
                                                 ---------      --------       --------      ---------       ------

For the year ended December 31, 2000:

Allowance for
  doubtful accounts                                $   398        $   (44)      $     -        $  (135)         $ 219
                                                   -------        --------      --------       --------         -----

Recovery cost reserve                              $    74        $    60       $     -        $   (46)         $  88
                                                   -------        --------      --------       --------         -----

Damage protection
  plan reserve                                     $   272        $   129       $     -        $  (250)         $ 151
                                                   -------        --------      --------       --------         -----



For the year ended December 31, 1999:

Allowance for
  doubtful accounts                                $   315        $   124       $     -        $   (41)         $ 398
                                                   -------        --------      --------       --------         -----

Recovery cost reserve                              $    48        $    76       $     -        $   (50)         $  74
                                                   -------        --------      --------       --------         -----

Damage protection
  plan reserve                                     $   222        $   404       $     -        $  (354)         $ 272
                                                   -------        --------      --------       --------         -----


For the year ended December 31, 1998:

Allowance for
  doubtful accounts                                $ 1,024        $  (111)      $  (516)       $   (82)         $ 315
                                                   -------        --------      --------       --------         -----

Recovery cost reserve                              $    64        $   123       $     -        $  (139)         $  48
                                                   -------        --------      --------       --------         -----

Damage protection
  plan reserve                                     $   226        $   277       $     -        $  (281)         $ 222
                                                   -------        --------      --------       --------         -----



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

                             TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                             A California Limited Partnership

                             By Textainer Financial Services Corporation
                             The Managing General Partner

                             By______________________________
                                Ernest J. Furtado
                              Senior Vice President


Date:  March 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date

_________________________________                Senior Vice President, CFO                March 20, 2001
Ernest J. Furtado                                (Principal Financial and
                                                 Accounting Officer),
                                                 Secretary and Director




_________________________________                President(Principal Executive
John A. Maccarone                                Officer), and Director                    March 20, 2001




_________________________________                Chairman of the Board and Director        March 20, 2001
Neil I. Jowell


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

                                 TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                 A California Limited Partnership

                                 By Textainer Financial Services Corporation
                                 The Managing General Partner

                                 By /s/Ernest J. Furtado
                                 --------------------------------
                                Ernest J. Furtado
                                 Senior Vice President



Date:  March 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date


/s/ Ernest J. Furtado                            Senior Vice President, CFO                   March 20, 2001
_________________________________                (Principal Financial and
 Ernest J. Furtado                               Accounting Officer),
                                                 Secretary and Director


/s/ John A. Maccarone
_________________________________                President (Principal Executive               March 20, 2001
John A. Maccarone                                Officer), and Director


/s/ Neil I. Jowell
_________________________________                Chairman of the Board and Director           March 20, 2001
Neil I. Jowell
