Form 10-Q
period 2001-06-30
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 2001-08-10
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 10, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2001.

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


                   For the quarterly period ended June 30, 2001


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2001

Table of Contents
------------------------------------------------------------------------------------------------------------


                                                                                                        Page

Item 1.   Financial Statements

          Balance Sheets - June 30, 2001
          and December 31, 2000 (unaudited)...........................................................     3



          Statements of Operations for the three and six months
          ended June 30, 2001 and 2000 (unaudited)....................................................     4



          Statements of Partners' Capital for the six months
          ended June 30, 2001 and 2000 (unaudited)....................................................     5



          Statements of Cash Flows for the six months
          ended June 30, 2001 and 2000 (unaudited)....................................................     6



          Notes to Financial Statements (unaudited)...................................................     8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................................................    13





TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2001 and December 31, 2000
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                 2001                   2000
                                                                           ----------------       ----------------
Assets
Container rental equipment, net of accumulated
    depreciation of $17,400 (2000:  $18,108) (note 4)                      $        23,583        $        25,980
Cash                                                                                 1,628                  1,652
Net investment in direct finance leases (note 3)                                        96                    123
Accounts receivable, net of allowance for doubtful
    accounts of $120 (2000:  $219)                                                   1,261                  1,514
Due from affiliates, net (note 2)                                                      254                    484
Prepaid expenses                                                                         3                     10
                                                                           ----------------       ----------------


                                                                           $        26,825        $        29,763
                                                                           ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                        $           220        $           198
   Accrued liabilities                                                                  88                    205
   Accrued damage protection plan costs                                                119                    151
   Accrued recovery costs                                                               97                     88
   Deferred quarterly distributions                                                     63                     66
   Container purchases payable                                                           -                     88
                                                                           ----------------       ----------------

      Total liabilities                                                                587                    796
                                                                           ----------------       ----------------

Partners' capital:
   General partners                                                                      -                      -
   Limited partners                                                                 26,238                 28,967
                                                                           ----------------       ----------------

      Total partners' capital                                                       26,238                 28,967
                                                                           ----------------       ----------------


                                                                           $        26,825        $        29,763
                                                                           ================       ================

See accompanying notes to financial statements


    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
    (a California Limited Partnership)

    Statements of Operations

    For the three and six months ended June 30, 2001 and 2000
    (Amounts in thousands except for unit and per unit amounts)
    (unaudited)
    --------------------------------------------------------------------------------------------------------------------------------

                                                               Three months      Three months          Six months       Six months
                                                                  Ended              Ended               Ended             Ended
                                                               June 30, 2001     June 30, 2000       June 30, 2001     June 30, 2000
                                                              --------------     --------------      --------------    -------------
    Rental income                                             $       1,541      $       2,025       $       3,250     $      3,993
                                                              --------------     --------------      --------------    -------------

    Costs and expenses:
       Direct container expenses                                        468                343                 955              685
       Bad debt benefit                                                 (12)               (42)                (24)             (21)
       Depreciation                                                     607                674               1,236            1,350
       Write-down of containers (note 4)                                 86                 68                 121              149
       Professional fees                                                  8                 23                  18               40
       Management fees to affiliates (note 2)                           214                206                 391              408
       General and administrative costs to affiliates (note 2)           76                 96                 160              190
       Other general and administrative costs                            25                 26                  47               45
       Loss (gain) on sale of containers (note 4)                        93               (108)                113              (94)
                                                              --------------     --------------      --------------    -------------

                                                                      1,565              1,286               3,017            2,752
                                                              --------------     --------------      --------------    -------------

       (Loss) income from operations                                    (24)               739                 233            1,241
                                                              --------------     --------------      --------------    -------------

    Interest income                                                      19                 37                  44               69
                                                              --------------     --------------      --------------    -------------

       Net (loss) earnings                                    $          (5)     $         776       $         277     $      1,310
                                                              ==============     ==============      ==============    =============

    Allocation of net (loss) earnings (note 2):
       General partners                                       $          15      $          15       $          31     $         31
       Limited partners                                                 (20)               761                 246            1,279
                                                              --------------     --------------      --------------    -------------

                                                              $          (5)     $         776       $         277     $      1,310
                                                              ==============     ==============      ==============    =============

    Limited partners' per unit share
       of net (loss) earnings                                 $       (0.01)     $        0.21       $        0.07     $       0.34
                                                              ==============     ==============      ==============    =============

    Limited partners' per unit share
       of distributions                                       $        0.40      $        0.40       $        0.80     $       0.80
                                                              ==============     ==============      ==============    =============

    Weighted average number of limited
       partnership units outstanding                              3,692,962          3,711,328           3,692,962        3,711,328
                                                              ==============     ==============      ==============    =============


    See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                         Partners' Capital
                                                    ------------------------------------------------------------
                                                       General                Limited                 Total
                                                    -------------         --------------         ---------------

Balances at January 1, 2000                         $          -          $      32,504          $       32,504

Distributions                                                (31)                (2,969)                 (3,000)

Redemptions (note 5)                                           -                     (7)                     (7)

Net earnings                                                  31                  1,279                   1,310
                                                    -------------         --------------         ---------------

Balances at June 30, 2000                           $          -          $      30,807          $       30,807
                                                    =============         ==============         ===============

Balances at January 1, 2001                         $          -          $      28,967          $       28,967

Distributions                                                (31)                (2,955)                 (2,986)

Redemptions (note 5)                                           -                    (20)                    (20)

Net earnings                                                  31                    246                     277
                                                    -------------         --------------         ---------------

Balances at June 30, 2001                           $          -          $      26,238          $       26,238
                                                    =============         ==============         ===============

See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------------

                                                                                       2001              2000
                                                                                    -----------       -----------
Cash flows from operating activities:
   Net earnings                                                                     $      277        $    1,310
   Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                                    1,236             1,350
         Write-down of containers (note 4)                                                 121               149
         Decrease in allowance for doubtful accounts                                       (99)              (24)
         Loss (gain) on sale of containers                                                 113               (94)
         Decrease in assets:
            Net investment in direct finance leases                                         30               149
            Accounts receivable                                                            352               126
            Due from affiliates, net                                                       259                89
            Prepaid expenses                                                                 7                 8
         Increase (decrease) in liabilities:
            Accounts payable and accrued liabilities                                       (95)              (21)
            Accrued damage protection plan costs                                           (32)                8
            Accrued recovery costs                                                           9                22
            Warranty claims                                                                  -              (107)
                                                                                    -----------       -----------


              Net cash provided by operating activities                                  2,178             2,965
                                                                                    -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of containers                                                        903             1,155
   Container purchases                                                                     (96)           (1,444)
                                                                                    -----------       -----------

              Net cash provided by (used in) investing activities                          807              (289)
                                                                                    -----------       -----------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                (20)               (7)
   Distributions to partners                                                            (2,989)           (3,000)
                                                                                    -----------       -----------

              Net cash used in financing activities                                     (3,009)           (3,007)
                                                                                    -----------       -----------

Net decrease in cash                                                                       (24)             (331)

Cash at beginning of period                                                              1,652             2,018
                                                                                    -----------       -----------

Cash at end of period                                                               $    1,628        $    1,687
                                                                                    ===========       ===========


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of June 30, 2001 and 2000, and December 31, 2000 and 1999, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2001 and 2000.

                                                               June 30       Dec. 31          June 30        Dec. 31
                                                                2001           2000            2000           1999
                                                             -----------    -----------    -------------    ----------
Container purchases included in:
     Due to affiliates..............................              $  -          $  -            $  8            $  -
     Container purchases payable....................                 -            88               -             243

Distributions to partners included in:
     Due to affiliates..............................                 6             6               6               6
     Deferred quarterly distributions...............                63            66              69              69

Proceeds from sale of containers included in:
     Due from affiliates............................               308           279             292             367

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2001 and 2000.



                                                                                               2001            2000
                                                                                              ------          ------

Container purchases recorded......................................................            $    8          $1,209
Container purchases paid..........................................................                96           1,444

Distributions to partners declared................................................             2,986           3,000
Distributions to partners paid....................................................             2,989           3,000

Proceeds from sale of containers recorded.........................................               932           1,080
Proceeds from sale of containers received.........................................               903           1,155


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund II, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1989. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      In July 2001, the Partnership began its liquidation phase. This phase may last from two to six or more years depending on whether the containers are sold (i) in one or more large transactions, or (ii) gradually as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the limited and general partners on a monthly basis. The first liquidating distribution will be paid on July 31, 2001.

      The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2001 and December 31, 2000, and the results of its operations, changes in partners' capital and cash flows for the six-month periods ended June 30, 2001 and 2000, have been made.

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

      Certain reclassifications, not affecting net earnings (loss), have been made to prior year amounts in order to conform to the 2001 financial statement presentation.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners, an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. No acquisition fees were incurred during the six-month period ended June 30, 2001. The Partnership capitalized $58 of acquisition fees as part of container rental equipment costs during the six-month period ended June 30, 2000. For the three and six-month periods ended June 30, 2001 the Partnership incurred $106 and $168 of incentive management fees, respectively, and $62 and $124, respectively, for the comparable periods in 2000. There were no equipment liquidation fees incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2001 and December 31, 2000.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $108 and $223 for the three and six-month periods ended June 30, 2001, respectively, and $144 and $284, respectively, for the comparable periods in 2000. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain   indirect  general and   administrative  costs  such as salaries,
      employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2001 and 2000 were as follows:


                                      Three months                 Six months
                                     ended June 30,              ended June 30,
                                    ---------------             ---------------
                                    2001       2000             2001       2000
                                    ----       ----             ----       ----

      Salaries                       $43        $49             $ 91       $100
      Other                           33         47               69         90
                                      --         --              ---        ---
         Total general and
           administrative costs      $76        $96             $160       $190
                                      ==         ==              ===        ===


      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2001 and 2000:


                                      Three months               Six months
                                     ended June 30,            ended June 30,
                                     --------------           ---------------
                                     2001      2000           2001       2000
                                     ----      ----           ----       ----

      TEM                             $66       $82           $139       $163
      TFS                              10        14             21         27
                                       --        --            ---        ---
        Total general and
          administrative costs        $76       $96           $160       $190
                                       ==        ==            ===        ===


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

      At  June 30,  2001 and  December 31,  2000, due   from affiliates, net  is
      comprised of:

                                                          2001              2000
                                                          ----              ----
      Due from affiliates:
       Due from TEM...................................    $326              $516
                                                           ---               ---

      Due to affiliates:
       Due to TFS.....................................      59                24
       Due to TL......................................       1                 1
       Due to TCC.....................................      12                 7
                                                           ---               ---
                                                            72                32
                                                           ---               ---

      Due from affiliates, net                            $254              $484
                                                           ===               ===

      These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions described above and in the accrual and remittance of net rental revenues and sales proceeds from TEM.

Note 3.   Direct Finance Leases

      The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at June 30, 2001 and December 31, 2000 are as follows:

                                                              2001         2000
                                                              ----         ----

      Future minimum lease payments receivable............    $107         $137
      Residual value......................................       2            3
      Less:  unearned income..............................     (13)         (17)
                                                               ---          ---

      Net investment in direct finance leases.............    $ 96         $123
                                                               ===          ===


      The following is a schedule by year of minimum lease payments receivable under the direct finance leases as of June 30, 2001:

      Year ending June 30:

      2002...............................................                  $ 46
      2003...............................................                    33
      2004...............................................                    23
      2005...............................................                     5
                                                                            ---

      Total minimum lease payments receivable............                  $107
                                                                            ===

      Rental income for the three and six-month periods ended June 30, 2001 and 2000 includes $2 and $3 and $6 and $20, respectively, of income from direct finance leases.

Note 4. Container Rental Equipment Write-Down


      New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the first half of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2001 and 2000, the Partnership recorded write-down expenses of $121 and $149, respectively, on 345 and 356 containers identified as for sale and requiring a reserve. During the three-month periods ended June 30, 2001 and 2000, the Partnership recorded write-down expenses of $86 and $68, respectively, on 234 and 167 containers identified as for sale and requiring a reserve. At June 30, 2001 and 2000, the net book value of containers identified as for sale was $400 and $375, respectively.

      The Partnership sold 215 of these previously written down containers for a loss of $9 during the six-month period ended June 30, 2001 and sold 345 previously written down containers for a loss of $5 during the same period in 2000. During the three-month period ended June 30, 2001 the Partnership sold 143 of these previously written down containers for a loss of $6 and sold 158 previously written down containers for a loss of $1 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices.

      The Partnership also sold containers that had not been written down and recorded a loss of $104 and a gain of $99 during the six-month periods ended June 30, 2001 and 2000, respectively. During the three-month periods ended June 30, 2001 and 2000 the Partnership recorded a loss of $87 and a gain of $109, respectively, on the sale of containers that had not been written down.

      As more containers are subsequently identified for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Note 5.   Redemptions


      The following redemptions were consummated by the Partnership during the six-month periods ended June 30, 2001 and 2000:

                                                              Units              Average             Amount
                                                             Redeemed        Redemption Price         Paid
                                                            ---------        ----------------       --------

        Total Partnership redemption as of
           December 31, 1999.....................             37,672               $10.70             $ 403
        Quarter ended:
              March 31, 2000.....................              1,000               $ 7.00                 7
                                                              ------                                   ----

        Partnership through June 30, 2000.......              38,672               $10.62             $ 410
                                                              ======                                   ====


        Total Partnership redemption as of
          December 31, 2000 .....................             54,194               $ 9.50             $ 515
        Quarter ended:
              March 31, 2001.....................              2,843               $ 7.09                20
                                                              ------                                   ----

        Partnership through June 30, 2001........             57,037               $ 9.37             $ 535
                                                              ======                                   ====

The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and six-month periods ended June 30, 2001 and 2000. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Liquidity and Capital Resources

From November 8, 1989 until January 15, 1991, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on December 19, 1989, and on January 15, 1991, the Partnership had received its maximum subscription amount of $75,000.

In July 2001, the Partnership entered its liquidation phase, which may last from two to six or more years depending on whether the containers are sold (i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the general and limited partners on a monthly basis. These distributions will consist of cash from operations and/or cash from sales proceeds. Additionally, the first distribution paid during the liquidation period will include cash from reserves, as the General Partners have decided to decrease the Partnership's working capital reserves now that the Partnership has begun its liquidation phase. Future distributions will not include such amounts and are expected to be significantly lower as a result.

As the Partnership's container fleet decreases, cash from operations is expected to decrease, while cash from sales proceeds is expected to fluctuate based on the number of containers sold and the actual sales price per container received. Consequently, the Partnership anticipates that a large portion of all future distributions will be a return of capital.

The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 2001, the Partnership redeemed 2,843 units for a total dollar amount of $20. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and sales proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

Through June 2001, limited partners were receiving monthly distributions in an annualized amount equal to 8% of their original investment. During the six-month period ended June 30, 2001, the Partnership declared cash distributions to limited partners pertaining to the period from December 2000 through May 2001 in the amount of $2,955. On a GAAP basis, after paying redemptions, $2,729 of these distributions was a return of capital and the balance was from net earnings. On a cash basis, $2,127 of these distributions was from current year operating activities and the remainder was from cash provided by previous years'
operations that had not been distributed or used to purchase containers or redeem units. The first liquidating distribution of $1,539 will be paid in July and represents $0.42 per unit, or 2.08% of the Limited Partners original investment. As stated above, future distributions are expected to be considerably lower than this amount.

Net cash provided by operating activities for the six-month periods ended June 30, 2001 and 2000, was $2,178 and $2,965, respectively. The decrease of $787, or 27%, was primarily attributed to the decrease in net earnings, adjusted for non-cash transactions, partially offset by fluctuations in accounts receivable. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and the increase in direct container expenses. The reasons for these fluctuations are discussed in "Results of Operations". The decrease in accounts receivable of $352 during the six-month period ended June 30, 2001 was primarily due to the decrease in rental income, the write-off of certain receivables that had been previously reserved for and a decline in the average collection period of accounts receivable. The decrease in accounts receivable of $126 during the comparable period in 2000 was primarily due to the decrease in the average collection period of accounts receivable.

For the six-month period ended June 30, 2001, net cash provided by investing activities (the purchase and sale of containers) was $807 compared to net cash used in investing activities of $289 for the comparable period in 2000. The fluctuation of $1,096 was due to the decrease in cash used for container purchases, partially offset by the decrease in proceeds from container sales. Cash used for container purchases decreased as the Partnership did not purchase containers during the six-month period ended June 30, 2001. The Partnership sold more containers in low demand locations during the six-month period ended June 30, 2001 than in the comparable period for 2000, but a decrease in the average sales price resulted in a decrease in total proceeds from container sales for 2001. The sales price for containers sold in these low demand locations has continued to be adversely affected by market conditions. The sale of containers in these locations and the related market conditions are discussed more fully under "Results of Operations". The number of containers sold, both in low demand locations and elsewhere, as well as the amount of sales proceeds, will affect how much the Partnership will pay in future distributions to Partners.


Results of Operations

The Partnership's income from operations, which consists primarily of rental income, container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the six-month periods ended June 30, 2001 and 2000, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               2001        2000
                                                              ------      ------
                 Beginning container fleet...............     13,243      14,269
                 Ending container fleet..................     12,151      13,873
                 Average container fleet.................     12,697      14,071

The average container fleet decreased 10% from the six-month period ended June 30, 2000 to the equivalent period in 2001 due to the continuing sale of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated that their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership begins its liquidation plan. The decline in the container fleet has contributed to an overall decline in rental income from the six-month period ended June 30, 2000 to the equivalent period in 2001. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 73% and 80% on average during the six-month periods ended June 30, 2001 and 2000, respectively. In addition, rental income is affected by daily rental rates.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2001 and 2000.

The Partnership's income from operations for the six-month periods ending June 30, 2001 and 2000 was $233 and $1,241, respectively, on rental income of $3,250 and $3,993, respectively. The decrease in rental income of $743, or 19%, from the six-month period ended June 30, 2000 to the comparable period in 2001 was attributable to decreases in container rental income and other rental income. Income from container rentals, the major component of total revenue, decreased $664, or 19%, primarily due to decreases in average container fleet of 10% and average on-hire utilization of 9% between the periods.

In the fourth quarter of 2000, utilization began to decline and has continued to decline through the end of the second quarter of 2001. This decline was primarily due to lower overall demand by shipping lines for leased containers, which is partially a result of the economic slowdown in the United States and Europe. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for shipping lines to use otherwise empty cargo space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and early 2001, thus temporarily reducing their need to lease containers.

As a result of the lower demand, the trade imbalance between Asia and North America and Asia and Europe has eased slightly. Combined with the excess vessel capacity, these factors have made it easier, although not necessarily less expensive, to reposition containers. During the six-month period ended June 30, 2001, the Partnership was able to reposition newer containers from low demand locations in North America to historically higher demand locations in Asia. As a consequence, the build-up of containers in North America, which persisted over the past several years, has eased.

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during the six-month periods ended June 30, 2001 and 2000 were older containers. The expected economic benefit of continuing to own these containers was significantly less than that of newer containers. This was due to their shorter remaining marine life, the cost to reposition them and the shipping lines' preference for leasing newer containers when demand is low.

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

Despite the decline in demand for leased containers discussed above and the decline in new container sales prices, the stabilization of rental rates, which began during 2000, has continued into the first half of 2001.

Until such time as the economies of the United States and Europe improve, and cargo volumes increase to the point where this year's 12% increase in worldwide vessel capacity is absorbed, there may be no significant improvements in utilization.

Therefore, the General Partners do not foresee material changes in existing market conditions for the near term and caution that demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2001, other rental income was $369, a decrease of $79 from the equivalent period in 2000. The decrease in other rental income was primarily due to the decreases in DPP and handling income of $48 and $46, respectively, partially offset by an increase in location income of $14. DPP income declined due to the decline in fleet size and due to further declines in the number of containers carrying DPP, offset by an increase in the average DPP price charged per container. Handling income declined due to the decline in fleet size and a further decline in container movement during the six-month period ended June 30, 2001 compared to the equivalent period in 2000. The increase in location income was due to an increase in charges to lessees for dropping off containers in certain locations, offset by an increase in credits granted to lessees for picking up containers from surplus locations.

Direct container expenses increased $270, or 39% from the six-month period ending June 30, 2000 to the equivalent period in 2001. The increase was primarily due to increases in repositioning, storage and maintenance expenses of $157, $117 and $91, respectively, offset by a decrease in DPP expense of $64. Repositioning expense increased due to an increase in the number of containers repositioned and the higher average repositioning cost per container. Storage expense increased due to the decrease in average utilization noted above and an increase in the average storage cost per container. Maintenance expense increased due to the increase in the number of containers requiring maintenance and an increase in the average maintenance cost per container. The decline in DPP expense was due to a decrease in the number of containers covered under DPP and a decrease in the average DPP cost per container.

Bad debt benefit was comparable at $24 and $21 during the six-month periods ended June 30, 2001 and 2000, respectively.

Depreciation expense decreased $114, or 8%, from the six-month period ended June 30, 2000 to the comparable period in 2001 primarily due to the decrease in average fleet size.

New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in the first half of 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2001 and 2000, the Partnership recorded write-down expenses of $121 and $149, respectively, on 345 and 356 containers identified as for sale and requiring a reserve. At June 30, 2001 and 2000, the net book value of containers identified as for sale was $400 and $375, respectively.

The Partnership sold 215 of these previously written down containers for a loss of $9 during the six-month period ended June 30, 2001 and sold 345 previously written down containers for a loss of $5 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices.

The Partnership also sold containers that had not been written down and recorded a loss of $104 and a gain of $99 during the six-month periods ended June 30, 2001 and 2000, respectively.

As more containers are subsequently identified for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Management fees to affiliates decreased $17, or 4%, from the six-month period ended June 30, 2000 to the comparable period in 2001, due to a decrease in equipment management fees, offset by an increase in incentive management fees. The decrease in equipment management fees, which are based primarily on gross revenue, resulted from the decrease in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital, increased $44 primarily due to an increase in the amount of distributions made from cash from operations between the two periods.

General and administrative costs to affiliates decreased $30, or 16%, from the six-month period ended June 30, 2000 to the comparable period in 2001 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a gain of $94 during the six-month period ended June 30, 2000 to a loss of $113 for the comparable period in 2001. The fluctuation was primarily due to a decline in the average sales price of containers, which resulted in the Partnership selling containers at a loss during the six-month period ended June 30, 2001.

Net earnings per limited partnership unit decreased from $0.34 to $0.07 from the six-month period ended June 30, 2000 to the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from $1,279 to $246, respectively. The allocation of net earnings for the six-month periods ended June 30, 2001 and 2000 included a special allocation of gross income to the General Partners of $28 and $18, respectively, in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2001 and 2000.

The Partnership's income (loss) from operations for the three-month periods ending June 30, 2001 and 2000 was ($24) and $739, respectively on rental income of $1,541 and $2,025, respectively. The decrease in rental income of $484, or 24%, from the three-month period ended June 30, 2000 to the comparable period in 2001 was attributable to decreases in container rental income and other rental income. Income from container rentals decreased $428, or 24%, primarily due to decreases in average on-hire utilization of 14% and in the average container fleet of 10%.

For the three-month period ended June 30, 2001, other rental income was $174, a decrease of $56 from the equivalent period in 2000. The decrease in other rental income was primarily due to decreases in handling and DPP income of $31 and $28, respectively. DPP income declined due to the decline in fleet size and due to further declines in the number of containers carrying DPP, offset by an increase in the average DPP price charged per container. Handling income declined due to the decline in fleet size and a further decline in container movement, offset by an increase in the average handling price charged per container.

Direct container expenses increased $125, or 36% from the three-month period ending June 30, 2000 to the equivalent period in 2001. The increase was primarily due to increases in storage, repositioning and maintenance expenses of $84, $74 and $37, respectively, offset by a decrease in DPP expense of $50. Storage expense increased due to the decrease in average utilization noted above and a higher average storage cost per container. Repositioning expense increased due to an increase in the number of containers repositioned and the higher average repositioning cost per container. Maintenance expense increased due to the increase in the number of containers requiring maintenance and an increase in the average maintenance cost per container. The decline in DPP expense was due to a decrease in the number of containers covered under DPP and a decrease in the average DPP cost per container.

Bad debt benefit decreased from $42 for the three-month period ended June 30, 2000 to $12 for the comparable period in 2001. The decline was due to a lower required adjustment to bad debt reserve during the three-month period ended June 30, 2001 compared to the same period in 2000.

Depreciation expense decreased $67, or 10%, from the three-month period ended June 30, 2000 to the comparable period in 2001 due to the decrease in fleet size.

During the three-month periods ended June 30, 2001 and 2000, the Partnership recorded write-down expenses of $86 and $68, respectively, on 234 and 167 containers identified as for sale and requiring a reserve. The Partnership sold 143 of these previously written down containers for a loss of $6 during the three-month period ended June 30, 2001 and sold 158 previously written down containers for a loss of $1 during the same period in 2000. The Partnership also sold containers that had not been written down and recorded a loss of $87 and a gain of $109 during the three-month periods ended June 30, 2001 and 2000, respectively.

Management fees to affiliates increased $8, or 4%, from the three-month period ended June 30, 2000 to the comparable period in 2001. The increase was due to the increase in incentive management fees and was offset by the decrease in equipment management fees. Incentive management fees increased primarily due to an increase in the amount of distributions made from cash from operations between the two periods. Equipment management fees decreased due to the decrease in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $20, or 21%, from the three-month period ended June 30, 2000 to the comparable period in 2001 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a gain of $108 during the three-month period ended June 30, 2000 to a loss of $93 for the comparable period in 2001. The fluctuation was primarily due to a decline in the average sales price of containers, which resulted in the Partnership selling containers at a loss during the three-month period ended June 30, 2001.

Net earnings per limited partnership unit decreased from earnings of $0.21 for the three-month period ended June 30, 2000 to a loss of $0.01 for the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from earnings of $761 to a loss of $20, respectively. The allocation of net earnings (loss) included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

Risk Factors and Forward Looking Statements

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership's customers are international shipping lines, which transport goods on international trade routes. The domicile of the lessee is not indicative of where the lessee is transporting the containers. The Partnership's business risk in its foreign operations lies with the creditworthiness of the lessees, and the Partnership's ability to keep its containers under lease, rather than the geographic location of the containers or the domicile of the lessees. The containers are generally operated on the international high seas rather than on domestic waterways. The containers are subject to the risk of war or other political, economic or social occurrence where the containers are used, which may result in the loss of containers, which, in turn, may have a material impact on the Partnership's results of operations and financial condition. The General Partners are not aware of any conditions as of June 30, 2001, which would result in such a risk materializing.

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


Date: August 10, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Senior Vice President,                         August 10, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 August 10, 2001
John A. Maccarone                        Officer)



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


                               TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                               A California Limited Partnership

                               By Textainer Financial Services Corporation
                               The Managing General Partner



                               By /s/Ernest J. Furtado
                                  ________________________________________
                                  Ernest J. Furtado
                                  Senior Vice President


Date: August 10, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



/s/Ernest J. Furtado
_____________________________            Senior Vice President,                         August 10, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
_____________________________            President (Principal Executive                 August 10, 2001
John A. Maccarone                        Officer)

