Form 10-Q
period 2001-09-30
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 2001-11-13
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 13, 2001


Securities and Exchange Commission
Washington, DC  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2001.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,

Ernest J. Furtado
Chief Financial Officer

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington DC 20549



                                  FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30, 2001


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2001

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - September 30, 2001
          and December 31, 2000 (unaudited)....................................................          3



          Statements of Earnings for the three and nine months
          ended September 30, 2001 and 2000 (unaudited)........................................          4



          Statements of Partners' Capital for the nine months
          ended September 30, 2001 and 2000 (unaudited)........................................          5



          Statements of Cash Flows for the nine months
          ended September 30, 2001 and 2000 (unaudited)........................................          6



          Notes to Financial Statements (unaudited)............................................          8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................................         13





TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 2001 and December 31, 2000
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------


                                                                                 2001                   2000
                                                                           ----------------       ----------------

Assets
Container rental equipment, net of accumulated
    depreciation of $16,645 (2000:  $18,108) (note 4)                      $        22,259        $        25,980
Cash                                                                                   538                  1,652
Net investment in direct finance leases (note 3)                                        92                    123
Accounts receivable, net of allowance for doubtful
     accounts of $132 (2000:  $219)                                                  1,245                  1,514
Due from affiliates, net (note 2)                                                      188                    484
Prepaid expenses                                                                         -                     10
                                                                           ----------------       ----------------


                                                                           $        24,322        $        29,763
                                                                           ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                        $           209        $           198
   Accrued liabilities                                                                 155                    205
   Accrued damage protection plan costs                                                120                    151
   Accrued recovery costs                                                              101                     88
   Deferred quarterly distributions                                                     71                     66
   Container purchases payable                                                           -                     88
                                                                           ----------------       ----------------

      Total liabilities                                                                656                    796
                                                                           ----------------       ----------------

Partners' capital:
   General partners                                                                      -                      -
   Limited partners                                                                 23,666                 28,967
                                                                           ----------------       ----------------

      Total partners' capital                                                       23,666                 28,967
                                                                           ----------------       ----------------


                                                                           $        24,322        $        29,763
                                                                           ================       ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Earnings

For the three and nine months ended September 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                              Three months       Three months       Nine months      Nine months
                                                                 Ended               Ended             Ended            Ended
                                                             Sept. 30, 2001     Sept. 30, 2000     Sept. 30, 2001    Sept. 30, 2000
                                                            ----------------   ----------------   ----------------   ---------------
Rental income                                               $         1,485    $         1,882    $          4,735   $        5,874
                                                            ----------------   ----------------   ----------------  ----------------

Costs and expenses:
   Direct container expenses                                            415                195              1,369               879
   Bad debt expense (benefit)                                            15                  7                 (8)              (15)
   Depreciation                                                         575                655              1,811             2,005
   Write-down of containers (note 4)                                    121                 53                242               201
   Professional fees                                                      6                 17                 24                58
   Management fees to affiliates (note 2)                               105                193                496               601
   General and administrative costs to affiliates (note 2)               66                100                225               289
   Other general and administrative costs                                19                 22                 67                68
   Loss (gain)  on sale of containers (note 4)                           11                 (2)               124               (95)
                                                            ----------------   ----------------   ----------------  ----------------

                                                                      1,333              1,240              4,350             3,991
                                                            ----------------   ----------------   ----------------  ----------------

   Income from operations                                               152                642                385             1,883
                                                            ----------------   ----------------   ----------------  ----------------

   Interest income                                                        9                 31                 53               100
                                                            ----------------   ----------------   ----------------  ----------------

   Net earnings                                             $           161    $           673    $           438   $         1,983
                                                            ================   ================   ================  ================

Allocation of net earnings  (note 2):
   General partners                                         $            30    $            16    $            61   $            47
   Limited partners                                                     131                657                377             1,936
                                                            ----------------   ----------------   ----------------  ----------------

                                                            $           161    $           673    $           438   $         1,983
                                                            ================   ================   ================  ================

Limited partners' per unit share
   of net earnings                                          $          0.04    $          0.18    $          0.10   $          0.52
                                                            ================   ================   ================  ================

Limited partners' per unit share
   of distributions                                         $          0.73    $          0.40    $          1.53   $          1.20
                                                            ================   ================   ================  ================

Weighted average number of limited
   partnership units outstanding                                  3,688,717          3,698,748          3,691,547         3,707,134
                                                            ================   ================   ================  ================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                         Partners' Capital
                                                    ------------------------------------------------------------
                                                       General                Limited                 Total
                                                    -------------         --------------         ---------------

Balances at January 1, 2000                         $          -          $      32,504          $       32,504

Distributions                                                (47)                (4,450)                 (4,497)

Redemptions (note 5)                                           -                    (92)                    (92)

Net earnings                                                  47                  1,936                   1,983
                                                    -------------         --------------         ---------------

Balances at September 30, 2000                      $          -          $      29,898          $       29,898
                                                    =============         ==============         ===============

Balances at January 1, 2001                         $          -          $      28,967          $       28,967

Distributions                                                (61)                (5,631)                 (5,692)

Redemptions (note 5)                                           -                    (47)                    (47)

Net earnings                                                  61                    377                     438
                                                    -------------         --------------         ---------------

Balances at September 30, 2001                      $          -          $      23,666          $       23,666
                                                    =============         ==============         ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------------

                                                                                       2001              2000
                                                                                    -----------       -----------
Cash flows from operating activities:
   Net earnings                                                                     $      438        $    1,983
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation                                                                     1,811             2,005
        Write-down of containers                                                           242               201
        Decrease in allowance for doubtful accounts                                        (87)              (44)
        Loss (gain) on sale of containers                                                  124               (95)
        Decrease in assets:
           Net investment in direct finance leases                                          40               206
           Accounts receivable                                                             356               456
           Due from affiliates, net                                                        362                11
           Prepaid expenses                                                                 10                11
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                        (39)               (8)
           Accrued damage protection plan costs                                            (31)             (105)
           Accrued recovery costs                                                           13                11
           Warranty claims                                                                   -              (160)
                                                                                    -----------       -----------


              Net cash provided by operating activities                                  3,239             4,472
                                                                                    -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of containers                                                      1,475             1,683
   Container purchases                                                                     (96)           (1,470)
                                                                                    -----------       -----------

              Net cash provided by  investing activities                                 1,379               213
                                                                                    -----------       -----------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                (47)              (92)
   Distributions to partners                                                            (5,685)           (4,500)
                                                                                    -----------       -----------

              Net cash used in financing activities                                     (5,732)           (4,592)
                                                                                    -----------       -----------

Net (decrease) increase in cash                                                         (1,114)               93

Cash at beginning of period                                                              1,652             2,018
                                                                                    -----------       -----------

Cash at end of period                                                               $      538        $    2,111
                                                                                    ===========       ===========


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the nine months ended September 30, 2001 and 2000
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of September 30, 2001 and 2000, and December 31, 2000 and 1999, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000.

                                                              Sept. 30       Dec. 31          Sept. 30       Dec. 31
                                                                2001           2000            2000           1999
                                                             -----------    -----------    -------------    ----------
Container purchases included in:
     Container purchases payable....................              $  -          $ 88            $756            $243

Distributions to partners included in:
     Due to affiliates..............................                 8             6               4               6
     Deferred quarterly distributions...............                71            66              68              69

Proceeds from sale of containers included in:
     Due from affiliates............................               347           279             240             367

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2001 and 2000.


                                                                                                2001            2000
                                                                                                ----            ----

Container purchases recorded............................................                      $    9          $1,983
Container purchases paid................................................                          96           1,470

Distributions to partners declared......................................                       5,692           4,497
Distributions to partners paid..........................................                       5,685           4,500

Proceeds from sale of containers recorded...............................                       1,543           1,556
Proceeds from sale of containers received...............................                       1,475           1,683

See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.   General

      Textainer Equipment Income Fund II, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1989. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

      In July 2001, the Partnership began its liquidation phase. This phase may last from two to six or more years depending on whether the containers are sold (i) in one or more large transactions, or (ii) gradually as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the limited and general partners on a monthly basis. The first liquidating distribution was paid on July 31, 2001.

      The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution.

      The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2001 and December 31, 2000, and the results of its operations, changes in partners' capital and cash flows for the nine-month periods ended September 30, 2001 and 2000, have been made.

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

      As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. No acquisition fees were incurred during the nine-month period ended September 30, 2001. The Partnership capitalized $94 of acquisition fees as part of container rental equipment costs during the nine-month period ended September 30, 2000. For the three and nine-month periods ended September 30, 2001 the Partnership incurred $1 and $169 of incentive management fees, respectively, and $62 and $187, respectively, for the comparable periods in 2000. There were no equipment liquidation fees incurred during these periods.

      The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 2001 and December 31, 2000.

      Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $104 and $327 for the three and nine-month periods ended September 30, 2001, respectively, and $131 and $414, respectively, for the comparable periods in 2000. The Partnership's container fleet is leased by TEM to third party lessees on operating master leases, spot leases, term leases and direct finance leases. The majority of the container fleet is leased under operating master leases with limited terms and no purchase option.

      Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2001 and 2000 were as follows:



                                        Three months              Nine months
                                       ended Sept. 30,           ended Sept. 30,
                                       ---------------          ---------------
                                       2001       2000          2001       2000
                                       ----       ----          ----       ----

      Salaries                          $43       $ 49          $134       $149
      Other                              23         51            91        140
                                         --        ---           ---        ---
        Total general and
          administrative costs          $66       $100          $225       $289
                                         ==        ===           ===        ===

      TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2001 and 2000:

                                        Three months              Nine months
                                       ended Sept. 30,           ended Sept. 30,
                                       ---------------          ----------------
                                       2001        2000         2001       2000
                                       ----        ----         ----       ----

      TEM                               $57        $ 83         $195       $244
      TFS                                 9          17           30         45
                                         --         ---          ---        ---
        Total general and
          administrative costs          $66        $100         $225       $289
                                         ==         ===          ===        ===


      At September 30, 2001 and December 31, 2000, due from affiliates, net is comprised of:

                                                           2001             2000
                                                           ----             ----
      Due from affiliates:
        Due from TEM..............................         $207             $516
                                                            ---              ---

      Due to affiliates:
        Due to TFS................................           11               24
        Due to TL.................................            1                1
        Due to TCC................................            7                7
                                                            ---              ---
                                                             19               32
                                                            ---              ---

      Due from affiliates, net                             $188             $484
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


Note 3.   Direct Finance Leases

      The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at September 30, 2001 and December 31, 2000 are as follows:

                                                         2001              2000
                                                         ----              ----

      Future minimum lease payments receivable....       $101              $137
      Residual value..............................          2                 3
      Less:  unearned income......................        (11)              (17)
                                                          ---               ---

      Net investment in direct finance leases.....       $ 92              $123
                                                          ===               ===


      The following is a schedule by year of minimum lease payments receivable under the direct finance leases as of September 30, 2001:

      Year ending September 30:

      2002........................................       $ 47
      2003........................................         34
      2004........................................         18
      2005........................................          2
                                                          ---


      Total minimum lease payments receivable.....       $101
                                                          ===

      Rental income for the three and nine-month periods ended September 30, 2001 and 2000 includes $3 and $6 and $8 and $28, respectively, of income from direct finance leases.


Note 4. Container Rental Equipment Write-Down

      New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the nine-month periods ended September 30, 2001 and 2000, the Partnership recorded write-down expenses of $242 and $201, respectively, on 650 and 498 containers identified as for sale and requiring a reserve. During the three-month periods ended September 30, 2001 and 2000, the Partnership recorded write-down expenses of $121 and $53, respectively, on 305 and 142 containers identified as for sale and requiring a reserve. At September 30, 2001 and 2000, the net book value of 348 and 218 containers identified as for sale was $402 and $272, respectively.

      The Partnership sold 497 of these previously written down containers for a loss of $19 during the nine- month period ended September 30, 2001 and sold 545 previously written down containers for a loss of $9 during the same period in 2000. During the three-month period ended September 30, 2001 the Partnership sold 282 of these previously written down containers for a loss of $10 and sold 200 previously written down containers for a loss of $4 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices.

      The Partnership also sold containers that had not been written down and recorded a loss of $105 and a gain of $104 during the nine-month periods ended September 30, 2001 and 2000, respectively. During the three-month periods ended September 30, 2001 and 2000 the Partnership recorded a loss of $1 and a gain of $6, respectively, on the sale of containers that had not been written down.

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

Note 5.   Redemptions

      The following redemptions were consummated by the Partnership during the nine-month periods ended September 30, 2001 and 2000:

                                                              Units              Average
                                                             Redeemed         Redemption Price          Amount Paid
                                                            ----------       ------------------        --------------
      Total Partnership redemption as of
       December 31, 1999....................                   37,672             $ 10.70                  $  403
      Quarter ended:
         March 31, 2000.....................                    1,000             $  7.00                       7
         September 30, 2000.................                   12,579             $  6.75                      85
                                                               ------                                         ---

      Partnership through September 30,
      2000..................................                   51,251             $  9.66                  $  495
                                                               ======                                         ===


      Total  Partnership  redemption  as
       December 31,2000.....................                   54,194             $  9.50                  $  515
      Quarter ended:
         March 31, 2001.....................                    2,843             $  7.09                      20
         September 30, 2001.................                    4,245             $  6.22                      27
                                                               ------                                         ---

      Partnership through September 30,
      2001..................................                   61,282             $  9.19                  $  562
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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information, which will assist in evaluating the financial condition of the Partnership as of and for the three and nine-month periods ended September 30, 2001 and 2000. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 2001, the Partnership redeemed 7,088 units for a total dollar amount of $47. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital, cash flow from operations prior to its distribution to the partners and sales proceeds from container sales that have not been used to purchase containers in short-term, liquid investments. The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the nine-month period ended September 30, 2001, the Partnership declared cash distributions to limited partners pertaining to the period from December 2000 through August 2001 in the amount of $5,631. This amount includes a special distribution of $1,539, which represented $0.42 per unit paid in July 2001. Exclusive of this special distribution, these distributions represent 8% of original capital (measured on an annualized basis) for the period of January through August and 10.5% for September. On a GAAP basis, after paying redemptions, $5,301 of these distributions was a return of capital and the balance was from net earnings. On a cash basis, $3,133 of these distributions was from current year operating activities and the remainder was from cash provided by previous years' operations that had not been distributed or used to purchase containers or redeem units.

Net cash provided by operating activities for the nine-month periods ended September 30, 2001 and 2000, was $3,239 and $4,472, respectively. The decrease of $1,233, or 28%, was primarily attributed to the decrease in net earnings, adjusted for non-cash transactions, and in accounts receivable, partially offset by the change in due from affiliates. The fluctuations in due from affiliates, net, resulted from timing differences in payment of expenses and fees and the remittance of net rental revenues and sales proceeds, as well as in fluctuations in these amounts.

Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and the increase in direct container expenses. The reasons for these fluctuations are discussed in "Results of Operations". The decrease in accounts receivable of $356 during the nine-month period ended September 30, 2001 was primarily due to the decrease in rental income, the write-off of certain receivables that had been previously reserved for and a decline in the average collection period of accounts receivable.

For the nine-month period ended September 30, 2001 and 2000 net cash provided by investing activities (the purchase and sale of containers) was $1,379 and $213, respectively. The fluctuation of $1,166 was due to the decrease in cash used for container purchases, partially offset by the decrease in proceeds from container sales. Cash used for container purchases decreased as the Partnership did not purchase containers during the nine-month period ended September 30, 2001. The Partnership sold more containers in low demand locations during the nine-month period ended September 30, 2001 than in the comparable period for 2000, but a decrease in the average sales price resulted in a decrease in total proceeds from container sales for 2001. The sales price for containers sold in these low demand locations, and the decline in the value of used containers has continued to be adversely affected by market conditions. The sale of containers in these locations and the related market conditions are discussed more fully under "Results of Operations". The number of containers sold, both in low demand locations and elsewhere, as well as the amount of sales proceeds, will affect how much the Partnership will pay in future distributions to Partners.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income net of container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses was directly related to the size of the container fleet during the nine-month periods ended September 30, 2001 and 2000, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               2001        2000
                                                               ----        ----
                 Beginning container fleet...............    13,243      14,269
                 Ending container fleet..................    11,519      13,720
                 Average container fleet.................    12,381      13,995

The average container fleet decreased 12% from the nine-month period ended September 30, 2000 to the equivalent period in 2001 due to the continuing sale of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated that their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership begins its liquidation plan. The decline in the container fleet has contributed to an overall decline in rental income from the nine-month period ended September 30, 2000 to the equivalent period in 2001. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the utilization of the container fleet, which was 71% and 81% on average during the nine-month periods ended September 30, 2001 and 2000, respectively. In addition, rental income is affected by daily rental rates.


The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2001 and 2000.

The Partnership's income from operations for the nine-month periods ending September 30, 2001 and 2000 was $385 and $1,883, respectively, on rental income of $4,735 and $5,874, respectively. The decrease in rental income of $1,139, or 19%, from the nine-month period ended September 30, 2000 to the comparable period in 2001 was attributable to decreases in container rental income, partially offset by an increase in other rental income. Income from container rentals, the major component of total revenue, decreased $1,204, or 23%, primarily due to decreases in average container fleet of 12% and average on-hire utilization of 12% between the periods.

In the fourth quarter of 2000, utilization began to decline and has continued to decline through the end of the third quarter of 2001. This decline was due to lower overall demand by shipping lines for leased containers, which is primarily a result of the worldwide economic slowdown. The effects of the economic slowdown on shipping have been heightened by the recent curtailment in world trade, caused by the after-effects of the September 11 terrorist attacks. This curtailment in world trade has caused some shipping lines to reduce service levels along certain routes which, of course, may further weaken demand for containers. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in capacity for the shipping lines. This increase in capacity amounted to 12% this year, and an additional increase in capacity is expected next year, because the shipping lines placed orders for additional ships and containers before recognizing the slowdown in world trade. To the extent that this increased capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits, which may put further downward pressure on demand for containers and/or container rental rates.

As a result of the lower demand, the trade imbalance between Asia and North America and Asia and Europe has eased slightly. Combined with the excess vessel capacity, these factors have made it easier, although not necessarily less expensive, to reposition containers. During the nine-month period ended September 30, 2001, the Partnership was able to reposition newer containers from low demand locations in North America to historically higher demand locations in Asia. As a consequence, the build-up of containers in North America, which persisted over the past several years, has eased.

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during the nine-month periods ended September 30, 2001 and 2000 were older containers. The expected economic benefit of continuing to own these containers was significantly less than that of newer containers. This was due to their shorter remaining marine life, the cost to reposition them and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision had been made to sell containers, the Partnership wrote down the value of these specifically identified containers to their estimated fair value, which was based on recent sales prices less cost of sales. Due to unanticipated declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Despite the decline in demand for leased containers discussed above and the decline in new container purchase prices, the stabilization of rental rates, which began during 2000, has continued in 2001. Until such time as the worldwide economies improve, particularly those of the United States and Europe, the uncertainties caused by the September 11 terrorist attacks have been diminished, and cargo volumes increase to the point where this year's 12% increase in worldwide vessel capacity is absorbed, there may be no significant improvements in utilization.

The General Partners do not foresee material changes in existing market conditions for the near term. Should there be a worldwide recession, demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2001, other rental income was $607, an increase of $65 from the equivalent period in 2000. The increase in other rental income was primarily due to increases in location and DPP income of $100 and $27, respectively, partially offset by a decrease in handling income of $63. The increase in location income was due to an increase in charges to lessees for dropping off containers in certain locations and a decrease in credits granted to lessees for picking up containers from surplus locations. DPP income increased due to the increase in the average DPP price charged per container, offset by a decline in fleet size and further declines in the number of containers carrying DPP. Handling income declined due to the decline in fleet size and a further decline in container movement during the nine-month period ended September 30, 2001 compared to the equivalent period in 2000, partially offset by an increase in handling charges.

Direct container expenses increased $490, or 56% from the nine-month period ending September 30, 2000 to the equivalent period in 2001. The increase was primarily due to increases in storage, repositioning, maintenance and DPP expenses of $204, $154, $126 and $52, respectively, offset by a decrease in handling expense of $27. Repositioning expense increased due to an increase in the number of containers repositioned and a higher average repositioning cost per container. Storage expense increased due to the decrease in average utilization noted above and an increase in the average storage cost per container. Maintenance expense increased due to an increase in the number of containers requiring maintenance. DPP expense increased primarily due to an increase in the average DPP repair cost per container offset by a decrease in the number of containers covered under DPP. The decline in handling expense was primarily due to a decline in container movement.

Bad debt benefit decreased from $15 for the nine-month period ended September 30, 2000 to $8 for the comparable period in 2001. The decline was due to a lower required adjustment to bad debt reserve at September 30, 2001, compared to the same period at 2000.

Depreciation expense decreased $194, or 10%, from the nine-month period ended September 30, 2000 to the comparable period in 2001 primarily due to the decrease in average fleet size.

New container prices declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the nine-month periods ended September 30, 2001 and 2000, the Partnership recorded write-down expenses of $242 and $201, respectively, on 650 and 498 containers identified as for sale and requiring a reserve. At September 30, 2001 and 2000, the net book value of 348 and 218 containers identified as for sale was $402 and $272 respectively.

The Partnership sold 497 of these previously written down containers for a loss of $19 during the nine-month period ended September 30, 2001 and sold 545 previously written down containers for a loss of $9 during the same period in 2000. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sales prices.

The Partnership also sold containers that had not been written down and recorded a loss of $105 and a gain of $104 during the nine-month periods ended September 30, 2001 and 2000, respectively.

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

Management fees to affiliates decreased $105, or 17%, from the nine-month period ended September 30, 2000 to the comparable period in 2001, due to decreases in equipment and incentive management fees. The decrease in equipment management fees, which are based primarily on gross revenue, resulted from the decrease in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital, decreased $18 primarily due to a decrease in the amount of distributions made from cash from operations between the two periods.

General and administrative costs to affiliates decreased $64, or 22%, from the nine-month period ended September 30, 2000 to the comparable period in 2001 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a gain of $95 during the nine-month period ended September 30, 2000 to a loss of $124 for the comparable period in 2001. The fluctuation was primarily due to a decline in the average sales price of containers, which resulted in the Partnership selling containers at a loss during the nine-month period ended September 30, 2001.

Net earnings per limited partnership unit decreased from $0.52 to $0.10 from the nine-month period ended September 30, 2000 to the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from $1,936 to $377, respectively. The allocation of net earnings for the nine-month periods ended September 30, 2001 and 2000 included a special allocation of gross income to the General Partners of $57 and $27, respectively, in accordance with the Partnership Agreement.


The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2001 and 2000.

The Partnership's income from operations for the three-month periods ending September 30, 2001 and 2000 was $152 and $642, respectively on rental income of $1,485 and $1,882 respectively. The decrease in rental income of $397, or 21%, from the three-month period ended September 30, 2000 to the comparable period in 2001 was attributable to a decrease in container rental income partially offset by an increase in other rental income. Income from container rentals decreased $541, or 30%, primarily due to decreases in average on-hire utilization of 17% and in the average container fleet of 14%.

For the three-month period ended September 30, 2001, other rental income was $239, an increase of $144 from the equivalent period in 2000. The increase in other rental income was primarily due to increases in location and DPP income of $86 and $75, respectively, partially offset by a decrease in handling income of $16. The increase in location income was due to a decrease in credits granted to lessees for picking up containers from surplus locations. DPP income increased due to an increase in the average DPP price charged per container, offset by the decline in fleet size and also due to further declines in the number of containers carrying DPP. DPP income was higher in 2001 due to a refund of $83 to one lessee as a result of the lessee canceling their DPP coverage in July, 2000. Handling income declined due to the decline in fleet size and a further decline in container movement, offset by an increase in the average handling price charged per container.

Direct container expenses increased $220, or 113% from the three-month period ending September 30, 2000 to the equivalent period in 2001. The increase was primarily due to increases in DPP, storage and maintenance expenses of $116, $87 and $35, respectively, offset by a decrease in handling expense of $12. DPP expense was higher in 2001 primarily due to the reduction of $114 in the DPP reserve in the third quarter of 2000, as a result of a lessee canceling their DPP coverage as described above. Storage expense increased due to the decrease in average utilization noted above and a higher average storage cost per container. Maintenance expense increased due to the increase in the number of containers requiring maintenance. The decline in handling expense was primarily due to a decline in container movement.

Bad debt expense increased from $7 for the three-month period ended September 30, 2000 to $15 for the comparable period in 2001. The increase was due to a higher required adjustment to bad debt reserve at September 30, 2001 compared to the same period at 2000.

Depreciation expense decreased $80, or 12%, from the three-month period ended September 30, 2000 to the comparable period in 2001 due to the decrease in fleet size.

During the three-month periods ended September 30, 2001 and 2000, the Partnership recorded write-down expenses of $121 and $53, respectively, on 305 and 142 containers identified as for sale and requiring a reserve. The Partnership sold 282 of these previously written down containers for a loss of $10 during the three-month period ended September 30, 2001 and sold 200 previously written down containers for a loss of $4 during the same period in 2000. The Partnership also sold containers that had not been written down and recorded a loss of $1 and a gain of $6 during the three-month periods ended September 30, 2001 and 2000, respectively.

Management fees to affiliates decreased $89, or 46%, from the three-month period ended September 30, 2000 to the comparable period in 2001. The decrease was due to decreases in incentive and equipment management fees. Incentive management fees decreased primarily due to a decrease in the amount of distributions made from cash from operations between the two periods. Equipment management fees decreased due to the decrease in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $34, or 34%, from the three-month period ended September 30, 2000 to the comparable period in 2001 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a gain of $2 during the three-month period ended September 30, 2000 to a loss of $11 for the comparable period in 2001. The fluctuation was primarily due to a decline in the average sales price of containers, which resulted in the Partnership selling containers at a loss during the three-month period ended September 30, 2001.

Net earnings per limited partnership unit decreased from earnings of $0.18 for the three-month period ended September 30, 2000 to $0.04 for the same period in 2001, reflecting the decrease in net earnings allocated to limited partners from $657 to $131, respectively. The allocation of net earnings included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

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


Date: November 13, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________                 Senior Vice President,                         November 13, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________                 President (Principal Executive                 November 13, 2001
John A. Maccarone                        Officer)




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


Date: November 13, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



/s/Ernest J. Furtado
____________________________             Senior Vice President,                         November 13, 2001
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary



/s/John A. Maccarone
____________________________             President (Principal Executive                 November 13, 2001
John A. Maccarone                        Officer)

