Form 10-K
period 2001-12-31
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 2002-03-28
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 28, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies & Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

                   For the fiscal year ended December 31, 2001

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

               In July 2001, the Registrant entered into its liquidation phase. During this phase, the Registrant will no longer add to its container fleet but will instead sell its containers (i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. To date, the Partnership has sold containers only gradually rather than in large transactions. Sales proceeds, after reserves for working capital, will generally be distributed to the Partners. The Registrant will be terminated and dissolved on the earlier of December 31, 2009 or the sale of all or substantially all of its equipment.

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

               Container leasing companies and the Registrant operate in a similar manner by owning a worldwide fleet of new and used transportation containers and leasing these containers to international shipping companies hauling various types of goods among numerous trade routes. All lessees pay a daily rental rate and in certain markets may pay special handling fees and/or drop-off charges. In addition to these fees and charges, a lessee must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing certain physical damage to containers. Container leasing companies compete with one another on the basis of lease rates, fees charged, services provided and availability of equipment. To ensure the availability of equipment to its customers, container leasing companies and the Registrant may pay to reposition containers from low demand locations to higher demand locations. By maintaining the highest lease rates and the highest equipment utilization factors allowed by market conditions, the Registrant attempts to generate revenue and profit.

               The majority of the Registrant's equipment is leased under master leases, which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that the lessee, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container under lease do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities. Some of the Partnership's equipment is leased under long-term lease agreements. Unlike master lease agreements, long-term lease agreements provide for containers to be leased for periods of between three to five years. Such leases are generally cancelable with a penalty at the end of each twelve-month period. Under direct finance leases, the containers are usually leased from the Partnership for the remainder of the container's useful life with a purchase option at the end of the lease term. Direct finance leases currently cover a minority of the Partnership's equipment. For a more detailed discussion of the leases for the Registrant's equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented.

(c)(1)(ii)     Inapplicable.

(c)(1)(iii)    Inapplicable.

(c)(1)(iv)     Inapplicable.

(c)(1)(v)      Inapplicable.

(c)(1)(vi)     Inapplicable.

(c)(1)(vii) No single lessee generated lease revenue for the years ended December 31, 2001, 2000 and 1999 which was 10% or more of the total revenue of the Registrant.

(c)(1)(viii)   Inapplicable.

(c)(1)(ix)     Inapplicable.

(c)(1)(x)      There are  approximately 80 container leasing companies of  which the top ten control approximately 88% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 31% of the total equipment held by all container leasing companies.
               Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the third largest container leasing company and manages approximately 13% of the equipment held by all container leasing companies. The customers for leased containers are primarily international shipping lines. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers and allowing lessees to gain concessions from lessors about price, special charges or credits and, in certain markets, the age specification of the containers rented. Furthermore, primarily as a result of lower new container prices and low interest rates, shipping lines now own, rather than lease, a higher percentage of containers. The decrease in demand from shipping lines, along with the entry of new leasing company competitors offering low container rental rates, has increased competition among container lessors such as the Registrant.

(c)(1)(xi)     Inapplicable.

(c)(1)(xii)    Inapplicable.

(c)(1)(xiii)   The  Registrant has no  employees.  Textainer Financial  Services
               Corporation   (TFS),  a   wholly  owned  subsidiary  of Textainer
               Capital   Corporation  (TCC),  the  Managing    General   Partner
               of the Registrant, is responsible for the overall management of the business of the Registrant and at December 31, 2001 had 4 employees. Textainer Equipment Management Limited (TEM), an
               Associate General Partner, is responsible for the management of the leasing operations of the Registrant and at December 31, 2001 had a total of 157 employees.

(d) Financial Information About Foreign and Domestic Operations and Export Sales.

               The Registrant is involved in leasing containers to international shipping companies for use in world trade. Approximately 16%, 16% and 14% of the Registrant's rental revenue during the years ended December 31, 2001, 2000, and 1999, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership" in the Registrant's prospectus, as supplemented, and for a discussion of the risks of leasing containers for use in world trade see "Risk Factors and Forward-Looking Statements" in Item 7 herein.

ITEM 2.      PROPERTIES

As of December 31, 2001, the Registrant owned the following types and quantities of equipment:


                  20-foot standard dry freight containers                  2,463
                  40-foot standard dry freight containers                  4,444
                  40-foot high cube dry freight containers                 4,083
                                                                          ------
                                                                          10,990
                                                                          ======

During December 2001, approximately 65% of these containers were on lease to international shipping companies, and the balance were being stored primarily at a large number of storage depots located worldwide. At December 31, 2001 approximately 11% of the Partnership's off-lease equipment had been identified as for sale. Generally, the Partnership sells containers (i) that have reached the end of their useful lives or (ii) that an analysis indicates that their sale is otherwise warranted. The Partnership expects more containers to be identified as for sale for these reasons and as the Partnership continues its liquidation plans.

For information about the Registrant's property, see "Business of the Partnership" in the Registrant's Prospectus, as supplemented. See also Item 7, "Results of Operations" regarding current and possible future write-downs of some of the Registrant's property.



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

(a)(1)(ii)          Inapplicable.

(a)(1)(iii)         Inapplicable.

(a)(1)(iv)          Inapplicable.

(a)(1)(v)           Inapplicable.

(a)(2)              Inapplicable.

(b)      Holders.

(b)(1)              As  of  January 1,  2002,  there   were  4,543   holders  of
                    record of limited partnership interests in the Registrant.

(b)(2)              Inapplicable.

(c)      Dividends.

                    Inapplicable.

From January 1, 2001 through June 30, 2001, the Registrant was paying monthly distributions to its limited partners at an annualized rate equal to 8% of a Unit's initial cost, or $1.60 per Unit. Effective July, 2001, when the Registrant began its liquidation phase, the Registrant made monthly distributions to its limited partners in an amount equal to the Registrant's excess cash, after redemptions and working capital reserves. From the beginning of the liquidation phase, through December 31, 2001, the Registrant paid distributions at an annualized rate equal to 11.7% of a Unit's initial cost or $2.34 per Unit per year. For information about the amount of distributions paid during the five most recent fiscal years, see Item 6, "Selected Financial Data."

ITEM 701:           Inapplicable.



ITEM 6.  SELECTED FINANCIAL DATA


                                                          (Amounts in thousands except for per unit amounts)
                                                                     Years Ended December 31,
                                         ---------------------------------------------------------------------------
                                              2001           2000              1999             1998            1997
                                              ----           ----              ----             ----            ----

Rental income.......................      $  6,053       $  7,772           $ 8,133         $ 10,031        $ 10,433

Income from operations..............      $    459       $  2,436           $   857         $  2,393        $  2,640

Net earnings........................      $    515       $  2,566           $   957         $  2,492        $  2,715

Net earnings per unit
  of limited partner
  interest..........................      $   0.12       $   0.68           $  0.24         $   0.63        $   0.71

Distributions per unit of
  limited partner
  interest..........................      $   1.97       $   1.60           $  1.60         $   1.60        $   1.60

Distributions per unit of
  limited partner
  interest representing
  a return of capital...............      $   1.85       $   0.92           $  1.36         $   0.97        $   0.89

Total assets........................      $ 22,671       $ 29,763           $33,676         $ 38,644        $ 42,865


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 2001, 2000 and 1999. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership and is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are Associate General Partners of the Partnership. The General Partners manage and control the affairs of the Partnership.

Liquidity and Capital Resources

From November 8, 1989 until January 15, 1991, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1,000 on December 19, 1989, and on January 15, 1991, the Partnership had received its maximum subscription amount of $75,000.

In July 2001, the Partnership entered its liquidation phase, which may last from two to six or more years depending on whether the containers are sold (i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the general and limited partners on a monthly basis. These distributions will consist of cash from operations and/or cash from sales proceeds. Additionally, the first distribution paid during the liquidation period included cash from reserves, as the General Partners decided to decrease the Partnership's working capital reserves since the Partnership had begun its liquidation phase. Subsequent distributions did not include such amounts and were significantly lower as a result.

As the Partnership's container fleet decreases, cash from operations is expected to decrease, while cash from sales proceeds is expected to fluctuate based on the number of containers sold and the actual sales price per container received. Consequently, the Partnership anticipates that a large portion of all future distributions will be a return of capital.

To date, the Partnership has sold containers only gradually, rather than in large transactions.

The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution.

The Partnership invests working capital, cash flow from operating and investing activities prior to its distribution to the partners in short-term, liquid investments. Rental income is the Partnership's principal source of liquidity and provides a major source of funds for distributions. Rental income has been adversely affected by current market conditions for leased containers, and these market conditions may continue or worsen. Market conditions are discussed more fully in "Results of Operations." The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the year ended December 31, 2001, the Partnership declared cash distributions to limited partners pertaining to the period from December 2000 through November 2001 in the amount of $7,257. Distributions from January through  June  of  2001  represented  8% of  original  capital  (measured  on an annualized basis). Distributions made after June 2001 are liquidating distributions, and were equal to an annualized rate of 11.7% of the limited partners original investment. On a financial statement basis, after paying redemptions, $6,923 of these distributions was a return of capital and the balance was from net earnings. On a cash basis, $3,948 of these distributions was from current year operating activities, $831 was from cash provided by previous years' operations that had not been distributed or used to purchase containers or redeem units and the remainder was a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the year ended December 31, 2001, the Partnership redeemed 17,521 units for a total dollar amount of $106. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the years ended December 31, 2001 and 2000, was $4,129 and $5,847, respectively. The decrease of $1,718, or 29%, was primarily attributed to the decrease in net earnings, adjusted for non-cash transactions, offset by the fluctuations in due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income and the increase in direct container expenses. These fluctuations are discussed more fully in "Results of Operations". The fluctuations in due from affiliates, net, resulted from timing differences in payment of expenses, fees, and distributions, and the remittance of net rental revenues and sales proceeds, as well as in fluctuations in these amounts.

For the year ended December 31, 2001 net cash provided by investing activities (the purchase and sale of containers) was $1,932 compared to net cash used in investing activities of $107 for the same period in 2000. The fluctuation of $2,039 was due to the decrease in cash used for container purchases of $2,184, offset by the decrease in proceeds from container sales of $145. Cash used for container purchases decreased as the Partnership did not purchase containers during the year ended December 31, 2001. The Partnership sold more containers in low demand locations during the year ended December 31, 2001 than in the same period in 2000, but a decrease in the average sales price resulted in a decrease in total proceeds from container sales during the year ended December 31, 2001 as compared to the same period in 2000. The sales price received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Additionally, some of the containers sold during the year ended December 31, 2001 were driven by the Partnership's liquidation plans discussed above, as well as by adverse market conditions in low demand locations. The sale of containers in these locations, the decline in value of used containers, and the related market conditions are discussed more fully under "Results of Operations".

Due, in part, to these market conditions and their effect on demand for used containers, the Partnership has been primarily selling containers only if the containers are at the end of their useful lives or if they are located in these low demand locations. Therefore, and as noted above, the Partnership has implemented its liquidation phase to date by selling containers gradually. The Partnership will continue to evaluate its options for selling containers in the context of both these market conditions and the Partnership's liquidation plans. The number of containers sold both in low demand locations and elsewhere, as well as the amount of sales proceeds, will affect how much the Partnership will pay in future distributions to Partners.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees and reimbursement of administrative expenses) was directly related to the size of the container fleet during the years ended December 31, 2001, 2000 and 1999, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:
                                                    2001        2000        1999
                                                    ----        ----        ----

         Beginning container fleet............    13,243      14,269      16,281
         Ending container fleet...............    10,990      13,243      14,269
         Average container fleet..............    12,117      13,756      15,275

The average container fleet decreased 12% and 10% from the years ended December 31, 2000 to 2001 and from December 31, 1999 to 2000, respectively, primarily due to continuing sales of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its containers fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The declines in the container fleet have contributed to overall declines in rental income from the years ended December 31, 2000 to 2001 and December 31, 1999 to 2000. These declines are expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 70%, 81% and 73% during the years ended December 31, 2001, 2000 and 1999, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At December 31, 2001, the Partnership's off-lease containers (in units) were located in the following locations:

      America                                   1,105
      Europe                                      403
      Asia                                      2,250
                                                -----

      Total off-lease containers                3,758
                                                =====

At December 31, 2001 approximately 11% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates, which have decreased slightly between the periods, as described below.

The following is a comparative analysis of the results of operations for the years ended December 31, 2001, 2000 and 1999.

The Partnership's income from operations for the years ended December 31, 2001 and 2000 was $459 and $2,436, respectively, on rental income of $6,053 and $7,772, respectively. The decrease in rental income of $1,719, or 22%, from the year ended December 31, 2000 to the comparable period in 2001 was attributable to the decrease in container rental income, offset by the increase in other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $1,781, or 25%, primarily due to decreases in the average on-hire utilization of 14%, the average container fleet of 12% and average rental rates of 3% between the periods. The majority of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases. The Partnership also leases containers under direct finance leases and at December 31, 2001, 2000 and 1999, there were 99, 231 and 246 containers under direct finance leases, respectively. Rental income from direct finance leases was $9, $33 and $79 during the years ended December 31, 2001, 2000 and 1999, respectively.

The Partnership's income from operations for the years ended December 31, 2000 and 1999 was $2,436 and $857, respectively, on rental income of $7,772 and $8,133, respectively. The decrease in rental income of $361, or 4%, from the year ended December 31, 1999 to the year ended December 31, 2000 was primarily attributable to a decrease in other rental income. Income from container rentals was comparable for both periods as the effect of the decreases in the average container fleet of 10% and average rental rates of 4% were offset by the increase in average utilization of 11%.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and into the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which is primarily a result of the worldwide economic slowdown. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002, because the shipping lines placed orders for additional ships before recognizing the slowdown in world trade. To the extent that this increased vessel capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits or reduce losses, which may put further downward pressure on demand for containers.

As a result of the lower demand, the trade imbalance between Asia and North America and Asia and Europe has eased slightly. Combined with the excess vessel capacity, these factors have made it easier, although not necessarily less expensive, to reposition containers. During the year ended December 31, 2001, the Partnership was able to reposition newer containers from low demand locations in North America and Europe to historically higher demand locations in Asia. As a consequence, the build-up of containers in North America and Europe, which persisted over the past several years, has eased slightly. For the number of off-lease containers located in the lower demand locations of America and Europe, see chart above.

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold during the year ended December 31, 2001 and 2000 were older containers. The expected economic benefit of continuing to own these containers was significantly less than that of newer containers. This was due to their shorter remaining marine life, the cost to reposition them and the shipping lines' preference for leasing newer containers when they have a choice.

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

Despite the decline in demand for leased containers discussed above and the decline in new container purchase prices, rental rates were comparable during these periods. Until such time as the worldwide economies improve, particularly those of the United States and Europe, and cargo volumes increase to the point where this year's 12% increase in worldwide vessel capacity is absorbed, there may be no significant improvements in utilization or rental rates.

The General Partners do not foresee material changes in existing market conditions for the near term. Should there be a worldwide recession, demand for leased containers could decline further and result in a decline in lease rates and further declines in utilization and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the year ended December 31, 2001, other rental income was $778, an increase of $62 from the equivalent period in 2000. The increase in other rental income was primarily due to the increase in location income of $122, partially offset by the decrease in handling income of $67. Location income increased, despite the decrease in average fleet size, due to
(i) the increase in charges to lessees for dropping off containers in certain locations; and (ii) the decrease in credits granted to lessees for picking up containers from surplus locations as there were fewer lease-out opportunities for which credits could be offered. Handling income declined due to the decrease in container movement, offset by the increase in the average handling price charged per container during the year ended December 31, 2001 compared to the same period in 2000.

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

Direct container expenses increased $406, or 32%, from the year ended December 31, 2000 to the equivalent period in 2001, despite the decrease in average fleet size. The increase was primarily due to increases in storage and maintenance expenses of $283 and $103, respectively. Storage expense increased due to the decrease in average utilization noted above and an increase in the average storage cost per container. Maintenance expense increased primarily as the amortization of the reserves for warranty claims, which reduced maintenance expense, were fully amortized during 2000.

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

Bad debt (benefit) expense was ($21), ($44) and $124 for the years ended December 31, 2001, 2000 and 1999, respectively. The fluctuations in bad debt benefit/expense reflect the required adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The benefits recorded during the years ended December 31, 2001 and 2000 reflect lower reserve requirements from the previous year and the expense recorded during the year ended December 31, 1999 reflects a greater reserve requirement from the previous year.

Depreciation expense decreased $297, or 11%, and $403, or 13%, from the years ended December 31, 2000 to 2001 and December 31, 1999 to 2000, respectively. These decreases were primarily due to the smaller average fleet size and certain containers, acquired used, which have been fully depreciated.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2001 and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost to sell. During the years ended December 31, 2001, 2000 and 1999 the Partnership recorded write-down expenses of $399, $255 and $376, respectively on 1,023, 631 and 1,040 containers identified as for sale and requiring a reserve. At December 31, 2001 and 2000, the net book value of the 415 and 168 containers identified as for sale was $493 and $201, respectively.

The Partnership sold 816 of these previously written down containers for a loss of $27 during the year ended December 31, 2001 and sold 716 previously written down containers for a loss of $21 during the same period in 2000. During the year ended December 31, 1999 the Partnership sold 1,790 previously written down containers for a loss of $98. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sale prices.

The Partnership also sold containers that had not been written down and recorded (gains)/losses of $108, ($130) and $189 during the years ended December 31, 2001, 2000 and 1999, respectively.

As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amount of container rental equipment and cautions that a write-down of container rental equipment and/or an increase in its depreciation rate may be required in future periods for some or all of its container rental equipment.

Management fees to affiliates decreased $177 or 22% from the year ended December 31, 2000 to 2001. The decrease was primarily due to decreases in both equipment and incentive management fees. Equipment management fees, which are based primarily on gross revenue, decreased as a result of the decrease in rental income and were approximately 7% of rental income for both the years ended December 31, 2001 and 2000. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital decreased $56 primarily due to the decrease in the amount of distributions paid from cash from operations between the two periods.

Management fees to affiliates decreased $31 or 4% from the year ended December 31, 1999 to 2000. The decrease was due to the decrease in equipment management fees, which decreased as a result of the decrease in rental income. These fees were approximately 7% of rental income for both periods. Incentive management fees were comparable at $250 for both the years ended December 31, 2000 and 1999.

General and administrative costs to affiliates decreased $87 or 23%, and $38 or 9%, from the years ended December 31, 2000 to 2001 and December 31, 1999 to 2000, respectively. These decreases were primarily due to the decrease in overhead costs allocated by TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

The Partnership Agreement provides for the ongoing payment to the General Partners of the management fees and the reimbursement of the expenses discussed above. Since these fees and expenses are established by the Agreement, they cannot be considered the result of arms' length negotiations with third parties. The Partnership Agreement was formulated at the Partnership's inception and was part of the terms upon which the Partnership solicited investments from its limited partners. The business purpose of paying the General Partners these fees is to compensate the General Partners for the services they render to the Partnership. Reimbursement for expenses is made to offset some of the costs incurred by the General Partners in managing the Partnership and its container fleet. More details about these fees and expenses are included in footnote 2 to the Financial Statements.

Gain/loss on sale of containers fluctuated from a gain of $109 during the year ended December 31, 2000 to a loss of $135 during the comparable period in 2001. The fluctuation in gain/loss on sale of containers was primarily due to the Partnership selling more containers at a lower average sale price during the year ended December 31, 2001 compared to the same period in 2000, which resulted in the Partnership selling containers at a loss during the year ended December 31, 2001.

Gain/loss on sale of containers fluctuated from a loss of $287 during the year ended December 31, 1999 to a gain of $109 during the comparable period in 2000. The fluctuation was primarily due to the Partnership selling fewer containers at a slightly higher average sales price during the year ended December 31, 2000 than in the same period in 1999. The decline in the number of container sold was primarily due to there being fewer lower demand locations and fewer containers in these locations, the latter resulting primarily from previous sales efforts.

Net earnings per limited partnership unit decreased from $0.68 to $0.12 from the year ended December 31, 2000 to 2001, respectively, reflecting the decrease in net earnings allocated to limited partners from $2,504 to $440, respectively. Net earnings per limited partnership unit increased from $0.24 to $0.68 from the year ended December 31, 1999 to 2000, respectively, reflecting the increase in net earnings allocated to limited partners from $894 to $2,504, respectively. The allocation of net earnings for the years ended December 31, 2001, 2000 and 1999 included a special allocation to General Partners of $70, $36 and $53, respectively, in accordance with the Partnership Agreement.

Critical Accounting Policies and Estimates

The Partnership's discussion and analysis of its financial condition and results of operations are based upon the Partnership's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Partnership's management evaluates its estimates on an on-going basis, including those related to the container rental equipment, accounts receivable, and accruals.

These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

The Partnership's management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of its lessees to make required payments. These allowances are based on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. If the financial condition of the Partnership's lessees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would adversely affect the Partnership's operating results.

The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. If these estimates were subsequently revised based on permanent changes in the container leasing market, the Partnership would revise its depreciation policy, which could adversely affect the Partnership's operating results.

Additionally, the recoverability of the recorded amounts of containers is evaluated to ensure that the recorded amount does not exceed the estimated fair value of the containers. If it is determined that the recorded amount exceeds the estimated fair value, the Partnership writes down the value of those containers. In determining the estimated fair value, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required. Any additional write-downs would adversely affect the Partnership's operating results.

Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Statement will be effective on January 1, 2002 and the Partnership is currently assessing the impact adoption will have on the financial condition and operating results of the Partnership.

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

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, including bad debts, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business. See "Critical Accounting Policies and Estimates" above for information on the Partnership's critical accounting policies and how changes in those estimates could adversely affect the Partnership's results of operations

The foregoing includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. These statements and predictions may prove to be inaccurate, because of the assumptions made by the Partnership or the General Partners or the actual development of future events. No assurance can be given that any of these forward-looking statements or predictions will ultimately prove to be correct or even substantially correct. The risks and uncertainties in these forward-looking statements include, but are not limited to, changes in demand for leased containers, changes in global business conditions and their effect on world trade, future modifications in the way in which the Partnership's lessees conduct their business or of the profitability of their business, increases or decreases in new container prices or the availability of financing therefor, alterations in the costs of maintaining and repairing used containers, increases in competition, changes in the Partnership's ability to maintain insurance for its containers and its operations, the effects of political conditions on worldwide shipping and demand for global trade or of other general business and economic cycles on the Partnership, as well as other risks detailed herein and from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership does not undertake any obligation to update forward-looking statements.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Inapplicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

           Attached pages 16 to 30.

                          Independent Auditors' Report
                          ----------------------------

The Partners
Textainer Equipment Income Fund II, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund II, L.P. (a California limited partnership) as of December 31, 2001 and 2000, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund II, L.P. as of December 31, 2001 and 2000, and the results of its operations, its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                  /s/ KPMG LLP




San Francisco, California
February 11, 2002


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

December 31, 2001 and 2000
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------

                                                                            2001                   2000
                                                                       ---------------        --------------
Assets
Container rental equipment, net of accumulated
    depreciation of $16,028 (2000:  $18,108)                           $       21,072         $      25,980
Cash                                                                              266                 1,652
Net investment in direct finance leases (note 4)                                   99                   123
Accounts receivable, net of allowance
    for doubtful accounts of $114 (2000:  $219)                                 1,069                 1,514
Due from affiliates, net (note 2)                                                 155                   484
Prepaid expenses                                                                   10                    10
                                                                       ---------------        --------------


                                                                       $       22,671         $      29,763
                                                                       ===============        ==============
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                    $          200         $         198
   Accrued liabilities                                                            166                   205
   Accrued damage protection plan costs (note 1(j))                               107                   151
   Accrued recovery costs (note 1(l))                                              93                    88
   Deferred quarterly distributions (note 1(g))                                    61                    66
   Container purchases payable                                                      -                    88
                                                                       ---------------        --------------

      Total liabilities                                                           627                   796
                                                                       ---------------        --------------
Partners' capital:
   General partners                                                                 -                     -
   Limited partners                                                            22,044                28,967
                                                                       ---------------        --------------

      Total partners' capital                                                  22,044                28,967
                                                                       ---------------        --------------


                                                                       $       22,671         $      29,763
                                                                       ===============        ==============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Earnings

Years ended December 31, 2001, 2000, and 1999
(Amounts in thousands except for unit and per unit amounts)
------------------------------------------------------------------------------------------------------------------------------------

                                                                           2001                   2000                    1999
                                                                     -----------------     ------------------      -----------------
Rental income                                                        $          6,053      $           7,772       $          8,133
                                                                     -----------------     ------------------      -----------------
Costs and expenses:
   Direct container expenses                                                    1,673                  1,267                  2,025
   Bad debt (benefit) expense                                                     (21)                   (44)                   124
   Depreciation (note 1(e))                                                     2,360                  2,657                  3,060
   Write-down of containers (note 1(e))                                           399                    255                    376
   Professional fees                                                               30                     60                     76
   Management fees to affiliates (note 2)                                         613                    790                    821
   General and administrative costs to affiliates (note 2)                        284                    371                    409
   Other general and administrative costs                                         121                     89                     98
   Loss (gain) on sale of containers                                              135                   (109)                   287
                                                                     -----------------     ------------------      -----------------

                                                                                5,594                  5,336                  7,276
                                                                     -----------------     ------------------      -----------------

   Income from operations                                                         459                  2,436                    857
                                                                     -----------------     ------------------      -----------------
Other income:
   Interest income                                                                 56                    130                    100
                                                                     -----------------     ------------------      -----------------

                                                                                   56                    130                    100
                                                                     -----------------     ------------------      -----------------

   Net earnings                                                      $            515      $           2,566       $            957
                                                                     =================     ==================      =================

Allocation of net earnings (note 1(g)):
   General partners                                                  $             75      $              62       $             63
   Limited partners                                                               440                  2,504                    894
                                                                     -----------------     ------------------      -----------------

                                                                     $            515      $           2,566       $            957
                                                                     =================     ==================      =================

Limited partners' per unit share
   of net earnings                                                   $           0.12      $            0.68       $           0.24
                                                                     =================     ==================      =================

Limited partners' per unit share
   of distributions                                                  $           1.97      $            1.60       $           1.60
                                                                     =================     ==================      =================

Weighted average number of limited
   partnership units outstanding (note 1(m))                                3,688,232              3,704,302              3,712,428
                                                                     =================     ==================      =================


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 2001, 2000, and 1999
(Amounts in thousands)
--------------------------------------------------------------------------------------------------------------

                                                                        Partners' Capital
                                                    ----------------------------------------------------------
                                                        General               Limited               Total
                                                    ---------------       --------------       ---------------

Balances at December 31, 1998                       $            -        $      37,568        $       37,568

Distributions                                                  (63)              (5,940)               (6,003)

Redemptions (note 1(n))                                          -                  (18)                  (18)

Net earnings                                                    63                  894                   957
                                                    ---------------       --------------       ---------------

Balances at December 31, 1999                                    -               32,504                32,504
                                                    ---------------       --------------       ---------------

Distributions                                                  (62)              (5,929)               (5,991)

Redemptions (note 1(n))                                          -                 (112)                 (112)

Net earnings                                                    62                2,504                 2,566
                                                    ---------------       --------------       ---------------

Balances at December 31, 2000                                    -               28,967                28,967
                                                    ---------------       --------------       ---------------

Distributions                                                  (75)              (7,257)               (7,332)

Redemptions (note 1(n))                                          -                 (106)                 (106)

Net earnings                                                    75                  440                   515
                                                    ---------------       --------------       ---------------

Balances at December 31, 2001                       $            -        $      22,044        $       22,044
                                                    ===============       ==============       ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2001, 2000, and 1999
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        2001              2000             1999
                                                                                   ---------------   --------------   --------------
  Cash flows from operating activities:
   Net earnings                                                                    $          515    $       2,566    $         957
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation and container write-down                                               2,759            2,912            3,436
        (Decrease) increase in allowance for doubtful accounts                               (105)            (179)              83
        Loss (gain) on sale of containers                                                     135             (109)             287
        Decrease (increase) in assets:
           Net investment in direct finance leases                                             53              244              248
           Accounts receivable                                                                550              703               70
           Due from affiliates, net                                                           298              (73)             (54)
           Prepaid expenses                                                                     -                1                5
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                           (37)              61              (11)
           Accrued damage protection plan costs                                               (44)            (121)              50
           Warranty claims                                                                      -             (172)            (213)
           Accrued recovery costs                                                               5               14               26
                                                                                   ---------------   --------------   --------------

              Net cash provided by operating activities                                     4,129            5,847            4,884
                                                                                   ---------------   --------------   --------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                         2,031            2,176            3,295
   Container purchases                                                                        (99)          (2,283)          (1,893)
                                                                                     --------------- --------------   --------------

              Net cash provided by (used in) investing activities                           1,932             (107)           1,402
                                                                                   ---------------   --------------   --------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                  (106)            (112)             (18)
   Distributions to partners                                                               (7,341)          (5,994)          (6,002)
                                                                                   ---------------   --------------   --------------

              Net cash used in financing activities                                        (7,447)          (6,106)          (6,020)
                                                                                   ---------------   --------------   --------------

Net (decrease) increase  in cash                                                           (1,386)            (366)             266

Cash at beginning of period                                                                 1,652            2,018            1,752
                                                                                   ---------------   --------------   --------------

Cash at end of period                                                              $          266    $       1,652    $       2,018
                                                                                   ===============   ==============   ==============


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows--Continued
Years ended December 31, 2001, 2000 and 1999
(Amounts in thousands)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 2001, 2000, 1999 and 1998, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                       2001         2000          1999        1998
                                                                       ----         ----          ----        ----
Container purchases included in:
   Due to affiliates........................................           $  -         $  -          $  -        $ 34
   Container purchases payable..............................              -           88           243           -

Distributions to partners included in:
   Due to affiliates........................................              2            6             6           6
   Deferred quarterly distributions.........................             61           66            69          68

Proceeds from sale of containers
   Due from affiliates......................................            244          279           367         489

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

                                                                                    2001          2000        1999
                                                                                    ----          ----        ----

Container purchases recorded..............................................        $   11        $2,128      $2,102
Container purchases paid..................................................            99         2,283       1,893

Distributions to partners declared........................................         7,332         5,991       6,003
Distributions to partners paid............................................         7,341         5,994       6,002

Proceeds from sale of containers recorded.................................         1,996         2,088       3,173
Proceeds from sale of containers received.................................         2,031         2,176       3,295


The  Partnership  has  entered  into direct  finance  leases,  resulting  in the transfer of containers  from  container  rental  equipment to net  investment in direct finance leases. The carrying values of containers  transferred during the
years  ended  December  31,  2001,   2000  and  1999  were  $29,  $52  and  $96,
respectively.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes to Financial Statements
Years ended December 31, 2001, 2000 and 1999
(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

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

          In July 2001, the Partnership began its liquidation phase. This phase may last from two to six or more years depending on whether the containers are sold (i) in one or more large transactions or (ii) gradually, either as they reach the end of their marine useful lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the limited and general partners on a monthly basis.

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

          (c)   Critical Accounting Policies and Estimates

          Certain estimates and assumptions were made by the Partnership's management that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The Partnership's management evaluates its estimates on an on-going basis, including those related to the container rental equipment, accounts receivable and accruals.


          These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions.

          The   Partnership's   management   believes  the  following   critical
          accounting   policies  affect  its  more  significant   judgments  and
          estimates used in the preparation of its financial statements.

          The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of its lessees to make required payments. These allowances are based on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. If the financial condition of the Partnership's lessees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.


          The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. If these estimates were subsequently revised based on permanent changes in the container leasing market, the Partnership would revise its depreciation policy.


          Additionally, the recoverability of the recorded amounts of containers is evaluated to ensure that the recorded amount does not exceed the estimated fair value of the containers. If it is determined that the recorded amount exceeds the estimated fair value, the Partnership writes down the value of those containers. In determining the estimated fair value, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required.

          (d)   Fair Value of Financial Instruments

          In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2001 and 2000, the fair value of the Partnership's financial instruments (cash, accounts receivable and current liabilities) approximates the related book value of such instruments.

          (e)   Container Rental Equipment

          Container rental equipment is recorded at the cost of the assets purchased, which includes acquisition fees, less accumulated depreciation charged. Depreciation of new containers is computed using the straight-line method over an estimated useful life of 12 years to a 28% salvage value. Used containers are depreciated based upon their estimated remaining useful life at the date of acquisition (from 2 to 11 years). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the equipment accounts and any resulting gain or loss is recognized in income for the period.

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

          New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2001, and 2000 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the years ended December 31, 2001, 2000 and 1999 the Partnership recorded write-down expenses of $399, $255 and $376, respectively on 1,023, 631 and 1,040 containers identified as for sale and requiring a reserve. At December 31, 2001 and 2000, the net book value of the 415 and 168 containers identified as for sale was $493 and $201, respectively.

          The Partnership sold 816 of these previously written down containers for a loss of $27 during the year ended December 31, 2001 and sold 716 previously written down containers for a loss of $21 during the same period in 2000. During the year ended December 31, 1999 the Partnership sold 1,790 previously written down containers for a loss of $98. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs, primarily due to unexpected declines in container sale prices.

          The Partnership also sold containers that had not been written down and recorded losses/(gains) of $108, ($130) and $189 during the years ended December 31, 2001, 2000 and 1999, respectively.

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

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

          SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Statement will be effective on January 1, 2002 and the Partnership is currently assessing the impact adoption will have on the financial condition and operating results of the Partnership.

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

          For the years ended December 31, 2001, 2000 and 1999, no single lessee accounted for more than 10% of the Partnership's revenues.

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

          Actual cash distributions to the Limited Partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded deferred distributions of $61 and $66 at December 31, 2001 and 2000, respectively.

          (h)   Income Taxes

          The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

          (i)   Acquisition Fees

          In accordance with the Partnership Agreement, acquisition fees equal to 5% of the container purchase price were paid to TEM. These fees were capitalized as part of the cost of the containers.

          (j)   Damage Protection Plan

          The  Partnership  offers a Damage  Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at December 31, 2001 and 2000, was $107 and $151, respectively.

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

          (l)   Recovery Costs

          The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At December 31, 2001 and 2000, the amounts accrued were $93 and $88, respectively.

          (m)   Limited   Partners'   Per   Unit   Share  of  Net   Earnings and
                Distributions

          Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during the years ended December 31, 2001, 2000 and 1999, which were 3,688,232, 3,704,302, and 3,712,428, respectively.

          (n)   Redemptions

          The following redemption offerings were consummated by the Partnership during the years ended December 31, 2001, 2000 and 1999:

                                                           Units              Average
                                                          Redeemed        Redemption Price      Amount Paid
                                                          --------        ----------------      -----------
          Total Partnership redemptions as of
           December 31, 1998......................          35,472                  $10.85             $385
                                                            ------                                     ----

          Year ended December 31, 1999:
                1st quarter......................            2,000                  $ 8.50               17
                3rd quarter......................              200                  $ 6.39                1
                                                            ------                                     ----
                                                             2,200                  $ 8.18               18
                                                            ------                                     ----

          Year ended December 31, 2000:
                1st quarter......................            1,000                  $ 7.00                7
                3rd quarter......................           12,579                  $ 6.75               85
                4th quarter......................            2,943                  $ 6.79               20
                                                            ------                                     ----
                                                            16,522                  $ 6.77              112
                                                            ------                                     ----

          Year ended December 31, 2001:
                1st quarter......................            2,843                  $ 7.09               20
                3rd quarter......................            4,245                  $ 6.25               27
                4th quarter......................           10,433                  $ 5.66               59
                                                            ------                                     ----
                                                            17,521                  $ 6.05              106
                                                            ------                                     ----

          Total Partnership redemptions as of
           December 31, 2001......................          71,715                  $ 8.66             $621
                                                            ======                                     ====


          The redemption price is fixed by formula.


Note 2.   Transactions with Affiliates

          As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. No acquisition fees were incurred during the year ended December 31, 2001. The Partnership capitalized $101 and $100 of equipment acquisition fees as part of container rental equipment costs during the years ended December 31, 2000 and 1999, respectively. The Partnership incurred $194, $250 and $250 of incentive management fees during each of the three years ended December 31, 2001, 2000 and 1999, respectively. No equipment liquidation fees were incurred during these periods.

          The Partnership's containers are managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 2001 and 2000.

          Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to master operating leases and 2% of gross lease revenues attributable to full payout net leases. For the years ended December 31, 2001, 2000 and 1999, equipment management fees totaled $419, $540, and $571, respectively.

          Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TEM and TFS. Total general and administrative costs allocated to the Partnership were as follows:

                                                    2001        2000        1999
                                                    ----        ----        ----

               Salaries                             $171        $192        $227
               Other                                 113         179         182
                                                     ---         ---         ---
                 Total general and
                    administrative costs            $284        $371        $409
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

                                                    2001        2000        1999
                                                    ----        ----        ----

               TEM                                  $248        $323        $364
               TFS                                    36          48          45
                                                     ---         ---         ---
                 Total general and
                    administrative costs            $284        $371        $409
                                                     ===         ===         ===

          The General Partners were entitled to acquire containers in their own name and held title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers could then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. One or more General Partners could have also arranged for the purchase of containers in its or their names, and the Partnership could then have taken title to the containers by paying the seller directly. In addition, the General Partners were entitled to an acquisition fee for containers acquired by the Partnership under any of these arrangements.

          At December 31, 2001 and 2000, due from affiliates, net, is comprised of:

                                                          2001              2000
                                                          ----              ----
                Due from affiliates:
                   Due from TEM......................     $192              $516
                                                           ---               ---

                Due to affiliates:
                   Due to TL.........................        -                 1
                   Due to TCC........................       14                 7
                   Due to TFS........................       23                24
                                                           ---               ---
                                                            37                32
                                                           ---               ---

                Due from affiliates, net                  $155              $484
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

Note 3.   Lease Rental Income (unaudited)

          Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at December 31, 2001 and 2000:

                                                     2001                   2000
                                                     ----                   ----

              On-lease under master leases          4,581                  7,684
              On-lease under long-term leases       2,651                  2,892
                                                    -----                 ------

              Total on-lease containers             7,232                 10,576
                                                    =====                 ======

          Under master lease agreements, the lessee is not committed to lease a minimum number of containers from the Partnership during the lease term and may generally return any portion or all the containers to the Partnership at any time, subject to certain restrictions in the lease agreement. Under long-term lease agreements, containers are usually leased from the Partnership for periods of between three to five years. Such leases are generally cancelable with a penalty at the end of each twelve-month period. Under direct finance leases, the containers are usually leased from the Partnership for the remainder of the container's useful life with a purchase option at the end of the lease term.

          The remaining containers are off-lease and are being stored primarily at a large number of storage depots in the following locations:

                America                                1,105
                Europe                                   403
                Asia                                   2,250
                                                       -----

                Total off-lease containers             3,758
                                                       =====


          At December 31, 2001 approximately 11% of the Partnership's off-lease containers had been specifically identified as for sale.

Note 4.   Direct Finance Leases

          The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at December 31, 2001 and 2000 are as follows:

                                                               2001         2000
                                                               ----         ----

               Future minimum lease payments receivable.....  $ 109       $ 137
               Residual value...............................      2           3
               Less: unearned income........................    (12)        (17)
                                                                ----        ----

               Net investment in direct finance leases......  $  99       $ 123
                                                                ====        ====

          The following is a schedule by year of minimum lease payments receivable under the direct finance leases at December 31, 2001:

                   Year ending December 31:

                   2002......................................       $   54
                   2003......................................           41
                   2004......................................           13
                   2005......................................            1
                                                                       ---

                   Total minimum lease payments receivable...       $  109
                                                                       ===

          Rental income for the years ended December 31, 2001, 2000, and 1999 includes $9, $33, and $79, respectively, of income from direct finance leases.

Note 5.   Income Taxes

          At December 31, 2001, 2000 and 1999, there were temporary differences of $15,276, $16,845, and $17,558, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                              2001            2000           1999
                                                                              ----            ----           ----
          Net income per financial statements....................           $  515          $2,566         $  957

          (Decrease) increase in provision for bad debt..........             (105)           (179)            83
          Depreciation for federal income tax purposes
           in excess of depreciation for financial
           statement purposes ...................................             (373)           (700)           (99)
          Gain on sale of fixed assets for federal income
           tax purposes in excess of gain/loss recognized for
           financial statement purposes..........................            2,091           1,885          3,379
          (Decrease) increase in damage protection
           plan costs............................................              (44)           (121)            50
          Warranty reserve income for tax purposes in
           excess of financial statement purposes................                -            (172)          (213)
                                                                             -----           -----          -----
          Net income for
           federal income tax purposes...........................           $2,084          $3,279         $4,157
                                                                             =====           =====          =====






TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Selected Quarterly Financial Data
-----------------------------------------------------------------------------------------------------------------------

The following is a summary of selected quarterly financial data for the years ended
December 31, 2001, 2000 and 1999:

                                                                           (Amounts in thousands)
                                                                            2001 Quarters Ended
                                                       ----------------------------------------------------------------
                                                        Mar. 31          June 30          Sept. 30            Dec. 31
                                                       ----------------------------------------------------------------
Rental income                                            $1,708           $1,541            $1,485             $1,319

Income (loss) from operations                            $  257           $  (24)           $  152             $   74

Net earnings (loss)                                      $  282           $   (5)           $  161             $   77

Limited partners' share of net earnings (loss)           $  266           $  (20)           $  131             $   63

Limited partners' share of distributions                 $1,478           $1,477            $2,676             $1,626


                                                                            2000 Quarters Ended
                                                       ----------------------------------------------------------------
                                                        Mar. 31          June 30          Sept. 30            Dec. 31
                                                       ----------------------------------------------------------------
Rental income                                            $1,968           $2,025            $1,882             $1,897

Income from operations                                   $  502           $  739            $  642             $  553

Net earnings                                             $  534           $  776            $  673             $  583

Limited partners' share of net earnings                  $  518           $  761            $  657             $  568

Limited partners' share of distributions                 $1,485           $1,484            $1,481             $1,479


                                                                            1999 Quarters Ended
                                                       ----------------------------------------------------------------
                                                        Mar. 31          June 30          Sept. 30            Dec. 31
                                                       ----------------------------------------------------------------

Rental income                                            $2,103           $1,961            $2,015             $2,054

Income (loss) from operations                            $  245           $ (144)           $  275             $  481

Net earnings (loss)                                      $  269           $ (117)           $  298             $  507

Limited partners' share of net earnings (loss)           $  253           $ (132)           $  282             $  491

Limited partners' share of distributions                 $1,485           $1,485            $1,485             $1,485


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been none.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

As described in the Prospectus, the Registrant's three original general partners were TCC, TEM and Textainer Inc. (TI), which comprised the original Textainer Group. Effective October 1, 1993, the Textainer Group restructured its organization by forming a new holding company, Textainer Group Holdings Limited
(TGH), and the shareholders of the underlying companies which include the General Partners accepted shares in TGH in exchange for their shares in the individual companies. Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership (prior to its name change on April 4, 1994, TFS was known as Textainer Capital Corporation). TFS is a wholly-owned subsidiary of Textainer Capital Corporation (TCC) (prior to its name change on April 4, 1994, TCC was known as Textainer (Delaware) Inc.). Textainer Equipment Management Limited (TEM) is an Associate General Partner of the Partnership. TI was an Associate General Partner of the Partnership through September 30, 1993 when it was replaced in that capacity by Textainer Limited (TL), pursuant to the corporate restructuring effective October 1, 1993, which caused TFS, TEM and TL to fall under the common ownership of TGH. Pursuant to this restructuring, TI transferred substantially all of its assets including all of its rights and duties as Associate General Partner to TL. This transfer was effective from October 1, 1993. The end result was that TFS now serves as Managing General Partner and TEM and TL now serve as Associate General Partners. The Managing General Partner and Associate General Partners are collectively referred to as the General Partners and are wholly-owned subsidiaries of TGH. The General Partners also act in this capacity for other limited partnerships.

TFS,  as  the  Managing  General  Partner,   is  responsible  for  managing  the
administration and operation of the Registrant, and for the formulation and administration of investment policies.

TEM, an Associate General Partner, manages all aspects of the operation of the Registrant's equipment.

TL, an Associate General Partner, owns a fleet of container rental equipment which is managed by TEM. TL provides advice to the Partnership regarding negotiations with financial institutions, manufacturers and equipment owners, and regarding the terms upon which particular items of equipment were acquired.

Section 16(a) Beneficial Ownership Reporting Compliance.
--------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's General Partners, policy-making officials and persons who beneficially own more than ten percent of the Units to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Partnership.

Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 2001, all Section 16(a) filing requirements were complied with. No member of management, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to Section 16(a) failed to file or filed late any reports of transactions in the Units.


The directors and executive officers of the General Partners are as follows:

Name                             Age     Position
----                             ---     --------
Neil I. Jowell                   68      Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                57      President, CEO and Director of TGH, TEM, TL, TCC and TFS
James E. Hoelter                 62      Director of TGH, TEM, TL, TCC and TFS
Alex M. Brown                    63      Director of TGH, TEM, TL, TCC and TFS
Harold J. Samson                 80      Director of TGH and TL
Philip K. Brewer                 45      Senior Vice President - Asset Management Group and Director of TEM and TL
Robert D. Pedersen               42      Senior Vice President - Leasing Group, Director of TEM
Ernest J. Furtado                46      Senior Vice  President , CFO and  Secretary  of TGH,  TEM,  TL, TCC and TFS,
                                         Director of TEM, TCC and TFS
Gregory W. Coan                  38      Vice President and Chief Information Officer of TEM
Wolfgang Geyer                   48      Regional Vice President - Europe
Mak Wing Sing                    44      Regional Vice President - South Asia
Masanori Sagara                  46      Regional Vice President - North Asia
Stefan Mackula                   49      Vice President -  Equipment Resale
Anthony C. Sowry                 49      Vice President - Corporate Operations and Acquisitions
Richard G. Murphy                49      Vice President - Risk Management
Janet S. Ruggero                 53      Vice President - Administration and Marketing Services
Jens W. Palludan                 51      Regional Vice President - Americas and Logistics
Isam K. Kabbani                  67      Director of TGH and TL
James A. C. Owens                62      Director of TGH and TL
S. Arthur Morris                 68      Director of TGH, TEM and TL
Dudley R. Cottingham             50      Assistant Secretary, Vice President and Director of TGH, TEM and TL
Nadine Forsman                   34      Controller of TCC and TFS

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

     Alex M. Brown is a director of TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Equipment Investment Committee and the Investment Advisory Committee (see "Committees", below). Among other directorships, Mr. Brown is a director of Trencor Ltd. (1996 to present). Mr. Brown became affiliated with the Textainer Group in April 1986. From 1987 until 1993, he was President and Chief Executive Officer of Textainer, Inc. and the Chairman of the Textainer Group. Mr. Brown was the managing director of Cross County Leasing in England from 1984 until it was acquired by Textainer in 1986. From 1993 to 1997, Mr. Brown was Chief Executive Officer of AAF, a company affiliated with Trencor Ltd. Mr. Brown was also Chairman of WACO International Corporation, based in Cleveland, Ohio until 1997.

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

     Gregory W. Coan is Vice President and Chief Information Officer of TEM. In this capacity, Mr. Coan is responsible for the worldwide information systems of Textainer and serves on the Credit Committee (see "Committees", below). Prior to these positions, Mr. Coan was the Director of Communications and Network Services from 1995 to 1999, where he was responsible for Textainer's network and hardware infrastructure. Mr. Coan holds a Bachelor of Arts degree in political science from the University of California at Berkeley and an M.B.A. with an emphasis in telecommunications from Golden Gate University.

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

     Richard G. Murphy is Vice President - Risk Management, responsible for all credit and risk management functions. He also supervises the administrative aspects of equipment acquisitions. He is a member of and acts as secretary to the Equipment Investment and Credit Committees (see "Committees", below). He previously served as TEM's Director of Credit and Risk Management from 1989 to 1991 and as Controller from 1988 to 1989. Prior to the takeover of the management of the Interocean Leasing Ltd. fleet by TEM in 1988, Mr. Murphy held various positions in the accounting and financial areas with that company from 1980, acting as Chief Financial Officer from 1984 to 1988. Prior to 1980, he held various positions with firms of public accountants in the U.K. Mr. Murphy is an Associate of the Institute of Chartered Accountants in England and Wales and holds a Bachelor of Commerce degree from the National University of Ireland.

     Janet S. Ruggero is Vice President - Administration and Marketing Services. Ms. Ruggero is responsible for the tracking and billing of fleets under TEM management, including direct responsibility for ensuring that all data is input in an accurate and timely fashion. She assists the marketing and operations departments by providing statistical reports and analyses and serves on the Credit Committee (see "Committees", below). Prior to joining Textainer in 1986, Ms. Ruggero held various positions with Gelco CTI over the course of 15 years, the last one as Director of Marketing and Administration for the North American Regional office in New York City. She has a B.A. in education from Cumberland College.

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

     Credit Committee. The Credit Committee establishes credit limits for every lessee and potential lessee of equipment and periodically reviews these limits. In setting such limits, the Credit Committee considers such factors as customer trade routes, country, political risk, operational history, credit references, credit agency analyses, financial statements, and other information. The members of the Credit Committee are John A. Maccarone (Chairman), Richard G. Murphy (Secretary), Janet S. Ruggero, Anthony C. Sowry, Philip K. Brewer, Ernest J. Furtado, Robert D. Pedersen and Gregory W. Coan.

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

(b)       Security Ownership of Management.

          As of January 1, 2002:

                                                                           Number
                    Name of Beneficial Owner                              Of Units        % All Units
                    -----------------------                               --------        -----------
                    James E. Hoelter                                           438            0.012%
                    John A. Maccarone                                          500            0.014%
                    Harold J. Samson                                         2,500            0.068%
                                                                             -----            ------

                    Officers and Management as a Group                       3,438            0.094%
                                                                             =====            ======

(c)       Changes in Control.

          Inapplicable.

ITEM 201 (d)      Securities Under Equity Compensation Plans.

          Inapplicable.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             (Amounts in thousands)

         (a) Transactions with Management and Others.

          At December 31, 2001 and 2000, due from affiliates, net, is comprised of:

                                                          2001              2000
                                                          ----              ----
                Due from affiliates:
                 Due from TEM..........................   $192              $516
                                                           ---               ---

                Due to affiliates:
                 Due to TL.............................      -                 1
                 Due to TCC............................     14                 7
                 Due to TFS............................     23                24
                                                           ---               ---
                                                            37                32
                                                           ---               ---

                Due from affiliates, net                  $155              $484
                                                           ===               ===

          These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

          In addition, the Registrant paid or will pay the following amounts to the General Partners:

          Acquisition fees in connection with the purchase of containers on behalf of the Registrant:

                                                  2001        2000        1999
                                                  ----        ----        ----
              TEM.....................            $  -        $101        $100
                                                   ---         ---         ---

          Management fees in connection with the operations of the Registrant:

                                                2001          2000        1999
                                                ----          ----        ----

              TEM.....................          $462          $595        $626
              TFS.....................           151           195         195
                                                 ---           ---         ---
              Total...................          $613          $790        $821
                                                 ===           ===         ===

          Reimbursement  for   administrative   costs  in  connection  with  the
          operations of the Registrant:

                                                2001          2000        1999
                                                ----          ----        ----

              TEM.....................          $248          $323        $364
              TFS.....................            36            48          45
                                                 ---           ---         ---
              Total...................          $284          $371        $409
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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Audited financial statements of the Registrant for the year ended December 31, 2001 are contained in Item 8 of this Report.

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

          (ii) The Registrant's limited partnership agreement, Exhibit A to the Prospectus.

(b) During the year ended 2001, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule
             ------------------------------------------------------


The Partners
Textainer Equipment Income Fund II, L.P.:

Under the date of February 11, 2002, we reported on the balance sheets of Textainer Equipment Income Fund II, L.P. (the Partnership) as of December 31, 2001 and 2000, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in the 2001 annual report on Form 10-K. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP






San Francisco, California
February 11, 2002



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)
--------------------------------------------------------------------------------------------------------------------

                                                                 Charged                                     Balance
                                                 Balance at      to Costs       Charged                       at End
                                                 Beginning         And          to Other                        of
                                                 of Period       Expenses       Accounts     Deduction        Period
                                                 ----------      --------       --------     ---------       -------

For the year ended December 31, 2001:

Allowance for
  doubtful accounts                                $   219        $   (21)     $      -       $   (84)        $  114
                                                   -------        -------      --------       -------         ------

Recovery cost reserve                              $    88        $    43      $      -       $   (38)        $   93
                                                   -------        -------      --------       -------         ------

Damage protection
  plan reserve                                     $   151        $   157      $      -       $  (201)        $  107
                                                   -------        -------      --------       -------         ------



For the year ended December 31, 2000:

Allowance for
  doubtful accounts                                $   398        $   (44)     $      -       $  (135)        $  219
                                                   -------        -------      --------       -------         ------

Recovery cost reserve                              $    74        $    60      $      -       $   (46)        $   88
                                                   -------        -------      --------       -------         ------

Damage protection
  plan reserve                                     $   272        $   129      $      -       $  (250)        $  151
                                                   -------        -------      --------       -------         ------


For the year ended December 31, 1999:

Allowance for
  doubtful accounts                                $   315        $   124      $      -       $   (41)        $  398
                                                   -------        -------      --------       -------         ------

Recovery cost reserve                              $    48        $    76      $      -       $   (50)        $   74
                                                   -------        -------      --------       -------         ------

Damage protection
  plan reserve                                     $   222        $   404      $      -       $  (354)        $  272
                                                   -------        -------      --------       -------         ------





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

                                   TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner

                                   By
                                     -------------------------------------------
                                     Ernest J. Furtado
                                     Senior Vice President

Date:  March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date




__________________________________
Ernest J. Furtado                                Senior Vice President, CFO                   March 28, 2002
                                                 (Principal Financial and
                                                 Accounting Officer),
                                                 Secretary and Director



__________________________________
John A. Maccarone                                President (Principal Executive               March 28, 2002
                                                 Officer), and Director


                                                 Chairman of the Board and Director           March 28, 2002
__________________________________
Neil I. Jowell



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

Date:  March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date


/s/ Ernest J. Furtado
____________________________________             Senior Vice President, CFO                   March 28, 2002
Ernest J. Furtado                                (Principal Financial and
                                                 Accounting Officer),
                                                 Secretary and Director


/s/ John A. Maccarone
____________________________________             President (Principal Executive               March 28, 2002
John A. Maccarone                                Officer), and Director


/s/ Neil I. Jowell
____________________________________             Chairman of the Board and Director           March 28, 2002
Neil I. Jowell
