Form 10-Q
period 2002-03-31
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 2002-05-09
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 9, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2002.

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


                  For the quarterly period ended March 31, 2002


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

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2002

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - March 31, 2002
          and December 31, 2001 (unaudited).......................................................       3



          Statements of Operations for the three months
          ended March 31, 2002 and 2001 (unaudited)...............................................       4



          Statements of Partners' Capital for the three months
          ended March 31, 2002 and 2001 (unaudited)...............................................       5



          Statements of Cash Flows for the three months
          ended March 31, 2002 and 2001 (unaudited)...............................................       6



          Notes to Financial Statements (unaudited)...............................................       8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...............................................................      14



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2002 and December 31, 2001
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------


                                                                                 2002                   2001
                                                                           ----------------       ----------------
Assets
Container rental equipment, net of accumulated
    depreciation of $15,490 (2001: $16,028) (note 5)                       $        19,945        $        21,072
Cash                                                                                   361                    266
Net investment in direct finance leases (note 4)                                        89                     99
Accounts receivable, net of allowance for doubtful
     accounts of $129 (2001: $114)                                                     897                  1,069
Due from affiliates, net (note 2)                                                       72                    155
Prepaid expenses                                                                         7                     10
                                                                           ----------------       ----------------


                                                                           $        21,371        $        22,671
                                                                           ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                        $           210        $           200
   Accrued liabilities                                                                 100                     94
   Accrued damage protection plan costs                                                105                    107
   Accrued recovery costs                                                                9                     93
   Deferred quarterly distributions                                                     26                     61
   Deferred damage protection plan revenue                                              66                     72
                                                                           ----------------       ----------------

      Total liabilities                                                                516                    627
                                                                           ----------------       ----------------

Partners' capital:
   General partners                                                                      -                      -
   Limited partners                                                                 20,855                 22,044
                                                                           ----------------       ----------------

      Total partners' capital                                                       20,855                 22,044
                                                                           ----------------       ----------------


                                                                           $        21,371        $        22,671
                                                                           ================       ================


See accompanying notes to financial statements



    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
    (a California Limited Partnership)

    Statements of Operations

    For the three months ended March 31, 2002 and 2001
    (Amounts in thousands except for unit and per unit amounts)
    (unaudited)
    ---------------------------------------------------------------------------------------------------------

                                                                               2002                 2001
                                                                         ----------------     ---------------
    Rental income                                                        $         1,136      $        1,708
                                                                         ----------------     ---------------

    Costs and expenses:
       Direct container expenses                                                     329                 487
       Bad debt expense (benefit)                                                     20                 (13)
       Depreciation                                                                  520                 629
       Write-down of containers (note 5)                                             149                  35
       Professional fees                                                              10                   9
       Management fees to affiliates (note 2)                                        103                 177
       General and administrative costs to affiliates (note 2)                        66                  84
       Other general and administrative costs                                         41                  23
       Loss on sale of containers                                                     36                  20
                                                                         ----------------     ---------------

                                                                                   1,274               1,451
                                                                         ----------------     ---------------

       (Loss) income from operations                                                (138)                257
                                                                         ----------------     ---------------

    Other  income:
       Interest income                                                                 1                  25
                                                                         ----------------     ---------------

                                                                                       1                  25
                                                                         ----------------     ---------------

       Net (loss) earnings                                               $          (137)     $          282
                                                                         ================     ===============

    Allocation of net (loss) earnings (note 2):
       General partners                                                  $             9      $           16
       Limited partners                                                             (146)                266
                                                                         ----------------     ---------------

                                                                         $          (137)     $          282
                                                                         ================     ===============

    Limited partners' per unit share
       of net (loss) earnings                                            $         (0.04)     $         0.07
                                                                         ================     ===============

    Limited partners' per unit share
       of distributions                                                  $          0.25      $         0.40
                                                                         ================     ===============

    Weighted average number of limited
       partnership units outstanding                                           3,654,413           3,692,962
                                                                         ================     ===============


    See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2002 and 2001
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------

                                                                         Partners' Capital
                                                    ---------------------------------------------------------
                                                       General               Limited                Total
                                                    -------------         -------------         -------------
Balances at January 1, 2001                         $          -          $     28,967          $     28,967

Distributions                                                (16)               (1,478)               (1,494)

Redemptions (note 6)                                           -                   (20)                  (20)

Net earnings                                                  16                   266                   282
                                                    -------------         -------------         -------------

Balances at March 31, 2001                          $          -          $     27,735          $     27,735
                                                    =============         =============         =============

Balances at January 1, 2002                         $          -          $     22,044          $     22,044

Distributions                                                 (9)                 (917)                 (926)

Redemptions (note 6)                                           -                  (126)                 (126)

Net loss                                                       9                  (146)                 (137)
                                                    -------------         -------------         -------------

Balances at March 31, 2002                          $          -          $     20,855          $     20,855
                                                    =============         =============         =============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2002 and 2001
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------------

                                                                                      2002              2001
                                                                                   -----------       -----------
Cash flows from operating activities:
   Net (loss) earnings                                                             $     (137)       $      282
   Adjustments to reconcile net (loss) earnings to
     net cash provided by operating activities:
        Depreciation                                                                      520               629
        Write-down of containers (note 5)                                                 149                35
        Increase (decrease) in allowance for doubtful accounts                             15               (82)
        Loss on sale of containers                                                         36                20
        (Increase) decrease in assets:
           Net investment in direct finance leases                                         11                20
           Accounts receivable                                                            157               285
           Due from affiliates, net                                                        49                26
           Prepaid expenses                                                                 3                 3
         Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                        16               (11)
           Accrued damage protection plan costs                                            (2)               (6)
           Accrued recovery costs                                                         (84)                6
           Deferred damage protection plan revenue                                         (6)                -
                                                                                   -----------       -----------


              Net cash provided by operating activities                                   727             1,207
                                                                                   -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of containers                                                       455               436
   Container purchases                                                                      -               (82)
                                                                                   -----------       -----------

              Net cash provided by investing activities                                   455               354
                                                                                   -----------       -----------

Cash flows from financing activities:
   Redemptions of limited partnership units                                              (126)              (20)
   Distributions to partners                                                             (961)           (1,495)
                                                                                   -----------       -----------

              Net cash used in financing activities                                    (1,087)           (1,515)
                                                                                   -----------       -----------

Net increase in cash                                                                       95                46

Cash at beginning of period                                                               266             1,652
                                                                                   -----------       -----------

Cash at end of period                                                              $      361        $    1,698
                                                                                   ===========       ===========


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three-months ended March 31, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of March 31, 2002 and 2001, and December 31, 2001 and 2000, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001.

                                                               Mar. 31        Dec. 31        Mar. 31         Dec. 31
                                                                2002           2001           2001             2000
                                                             -----------    -----------    -----------      ----------
Container purchases included in:
     Due to affiliates..............................            $  -           $  -            $ 11           $  -
     Container purchases payable....................               -              -             221             88

Distributions to partners included in:
     Due to affiliates..............................               2              2               6              6
     Deferred quarterly distributions...............              26             61              65             66

Proceeds from sale of containers included in:
     Due from affiliates............................             210            244             186            279

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2002 and 2001.


                                                                                               2002           2001
                                                                                               ----           ----

Container purchases recorded....................................................               $  -         $  226
Container purchases paid........................................................                  -             82

Distributions to partners declared..............................................                926          1,494
Distributions to partners paid..................................................                961          1,495

Proceeds from sale of containers recorded.......................................                421            343
Proceeds from sale of containers received.......................................                455            436

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to net investment in direct finance leases. The carrying value of containers transferred during the three-month periods ended March 31, 2002 and 2001 was $1 and $3, respectively.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1  General

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

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2002 and December 31, 2001, and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2002 and 2001, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and the accompanying notes included in the Partnership's audited financial statements as of and for the year ended December 31, 2001, in the Annual Report filed on Form 10-K.

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

     Certain reclassifications, not affecting net earnings, have been made to prior year amounts in order to conform to the 2002 financial statement presentation.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. No acquisition fees were incurred during the three-month period ended March 31, 2002. The Partnership capitalized $11 of acquisition fees as part of container rental equipment costs during the three-month period ended March 31, 2001. For the three-month periods ended March 31, 2002 and 2001 the Partnership incurred $24 and $62 of incentive management fees, respectively. There were no equipment liquidation fees incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2002 and December 31, 2001.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $79 and $115 for the three-month periods ended March 31, 2002 and 2001, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2002 and 2001 were as follows:

                                                       2002       2001
                                                       ----       ----

               Salaries                                 $36        $47
               Other                                     30         37
                                                         --         --
                 Total general and
                    administrative costs                $66        $84
                                                         ==         ==

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2002 and 2001:

                                                       2002        2001
                                                       ----        ----

               TEM                                      $56         $73
               TFS                                       10          11
                                                         --          --
                 Total general and
                    administrative costs                $66         $84
                                                         ==          ==

     The General Partners were entitled to acquire containers in their own name and hold title on a temporary basis for the purpose of facilitating the acquisition of such containers for the Partnership. The containers could then be resold to the Partnership on an all-cash basis at a price equal to the actual cost, as defined in the Partnership Agreement. One or more General Partners could have also arranged for the purchase of containers in its or their names, and the Partnership could then have taken title to the containers by paying the seller directly. In addition, the General Partners were entitled to an acquisition fee for containers acquired by the Partnership under any of these arrangements.

     At March 31, 2002 and December 31, 2001, due from affiliates, net is comprised of:

                                                             2002           2001
                                                             ----           ----
          Due from affiliates:
                 Due from TEM..........................      $100           $192
                                                              ---            ---

          Due to affiliates:
                 Due to TFS............................        24             23
                 Due to TCC............................         4             14
                                                              ---            ---
                                                               28             37
                                                              ---            ---

          Due from affiliates, net                           $ 72           $155
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


Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2002 and 2001:

                                                            2002            2001
                                                            ----            ----

              On-lease under master leases                 4,168           6,619
              On-lease under long-term leases              2,592           2,844
                                                           -----           -----

                 Total on-lease containers                 6,760           9,463
                                                           =====           =====

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

     The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At March 31, 2002, the Partnership's off-lease containers were located in the following locations:

                America                              1,137
                Europe                                 393
                Asia                                 2,198
                                                     -----

                   Total off-lease containers        3,728
                                                     =====

     At March 31, 2002 approximately 13% of the Partnership's off-lease containers had been specifically identified as for sale.

Note 4.  Direct Finance Leases

     The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at March 31, 2002 and December 31, 2001 are as follows:

                                                                2002       2001
                                                                ----       ----

              Future minimum lease payments receivable......    $ 96       $109
              Residual value................................       2          2
              Less:  unearned income........................      (9)       (12)
                                                                  --        ---

              Net investment in direct finance leases.......    $ 89       $ 99
                                                                  ==        ===

     The following is a schedule by year of minimum lease payments receivable under the direct finance leases at March 31, 2002:

              Year ending March 31:

              2003...............................................          $ 52
              2004...............................................            35
              2005...............................................             9
                                                                             --


              Total minimum lease payments receivable............          $ 96
                                                                             ==


     Rental income for the three-month periods ended March 31, 2002 and 2001 includes $3 and $1 respectively, of income from direct finance leases.


Note 5.  Container Rental Equipment Write-Down

     New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first quarter of 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2002, and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the three-month periods ended March 31, 2002 and 2001, the Partnership recorded write-down expenses of $149 and $35, respectively, on 279 and 111 containers identified as for sale and requiring a reserve. At March 31, 2002 and 2001, the net book value of the 492 and 223 containers identified as for sale was $598 and $277, respectively.

     The Partnership sold 203 previously written down containers for a loss of $17 during the three-month period ended March 31, 2002 and sold 72 previously written down containers for a loss of $3 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded losses of $19 and $17 during the three-month periods ended March 31, 2002 and 2001, respectively.

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

Note 6.  Redemptions

     The following redemptions were consummated by the Partnership during the three-month periods ended March 31, 2002 and 2001:

                                                                  Units             Average
                                                                 Redeemed       Redemption Price         Amount Paid
                                                                 --------       ----------------         -----------
        Total Partnership redemptions as of
            December 31, 2000.....................                54,194              $9.50                 $ 515
        Quarter ended:
              March 31, 2001......................                 2,843              $7.09                    20
                                                                  ------                                      ---
        Total Partnership redemptions as of
            March 31, 2001........................                57,037              $9.37                 $ 535
                                                                  ======                                      ===

        Total Partnership redemptions as of
            December 31, 2001.....................                71,715              $8.66                 $ 621
        Quarter ended:
              March 31, 2002......................                23,872              $5.28                   126
                                                                  ------                                      ---
        Total Partnership redemptions as of
            March 31, 2002........................                95,587              $7.81                 $ 747
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2002 and 2001. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

During the three-month period ended March 31, 2002, the Partnership declared cash distributions to limited partners pertaining to the period from December 2001 through February 2002 in the amount of $917, which represented $0.25 per unit. On a cash basis, after paying redemptions, $592 of total distributions was from operations, and the balance was a return of capital. On a financial statement basis, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 2002, the Partnership redeemed 23,872 units for a total dollar amount of $126. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the three-month periods ended March 31, 2002 and 2001, was $727 and $1,207, respectively. The decrease of $480, or 40%, was primarily attributed to the fluctuation in net (loss) earnings, adjusted for non-cash transactions, and the fluctuations in gross accounts receivable and accrued recovery costs. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income, which is discussed more fully in "Results of Operations." The decrease of $157 in gross accounts receivable during the three-month period ended March 31, 2002 was primarily due to a decrease in rental income, offset by an increase in the average collection period of accounts receivable. The decrease in gross accounts receivable of $285 during the same period in 2001 was primarily due to the decrease in rental income and the decrease in the average collection period of accounts receivable. The decrease in accrued recovery costs of $84 during the three-month period ended March 31, 2002 was primarily due to an adjustment made to eliminate the reserve for certain containers that were determined to be unrecoverable.

For the three-month periods ended March 31, 2002 and 2001 net cash provided by investing activities (the purchase and sale of containers) was $455 and $354, respectively. The increase of $101 was primarily due to the decrease in cash used for container purchases of $82. Cash used for container purchases decreased as the Partnership did not purchase containers during the three-month period ended March 31, 2002 as it is now in its liquidation phase, as discussed above. The Partnership continued to sell containers located in low demand locations during the three-month period ended March 31, 2002 and the sales price received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. Additionally, some of the containers sold during the three-month period ended March 31, 2002 were driven by the Partnership's liquidation plans discussed above, as well as by adverse market conditions in low demand locations. The sale of containers in low demand locations, the decline in value of used containers, and the related market conditions are discussed more fully under "Results of Operations".

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees and reimbursement of administrative expenses) was directly related to the size of the container fleet during the three-month periods ended March 31, 2002 and 2001, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               2002        2001
                                                               ----        ----

                 Beginning container fleet...............     10,990      13,243
                 Ending container fleet..................     10,488      12,902
                 Average container fleet.................     10,739      13,073

The average container fleet decreased 18% from the three-month period ended March 31, 2001 to the comparable period in 2002, primarily due to continuing sales of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The decline in the container fleet has contributed to an overall decline in rental income from the three-month period ended March 31, 2001 to the equivalent period in 2002. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 63%, and 76% during the three-month periods ended March 31, 2002 and 2001, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At March 31, 2002, the Partnership's off-lease containers (in units) were located in the following locations:

      America                                    1,137
      Europe                                       393
      Asia                                       2,198
                                                 -----

      Total off-lease containers                 3,728
                                                 =====

At March 31, 2002 approximately 13% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 7% between the periods.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2002 and 2001.

The Partnership's (loss) income from operations for the three-month periods ended March 31, 2002 and 2001 was ($138) and $257, respectively, on rental income of $1,136 and $1,708, respectively. The decrease in rental income of $572, or 33%, from the three-month period ended March 31, 2001 to the comparable period in 2002 was attributable to the decreases in income from container rentals and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $515, or 34%, primarily due to decreases in the average container fleet of 18%, the on-hire utilization of 17%, and average rental rates of 7% between the periods. The majority of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which is primarily a result of the worldwide economic slowdown. Two other factors are currently reducing the demand for leased containers. Shipping lines have added larger vessels to their fleets, which combined with lower cargo volume growth, has made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002, because the shipping lines placed orders for additional ships before recognizing the slowdown in world trade. To the extent that this increased vessel capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits or reduce losses, which may put further downward pressure on demand for containers.

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

Nevertheless, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers, as the expected economic benefit of continuing to own these containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision had been made to sell containers, either in low demand locations or elsewhere, the Partnership wrote down the value of these specifically identified containers when the carrying value was greater than the container's estimated fair value, which was based on recent sales prices less cost of sales. Due to declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Primarily as a result of the decline in demand for leased containers discussed above and the decline in new container purchase prices, rental rates have declined during these periods.

Beginning in March 2002, there was some improvement in utilization. This improvement was primarily due to (i) improving economies in the United States and Europe and (ii) container shortages in Asia among shipping lines. However, the General Partners do not know how long this improvement will continue and caution that demand for leased containers could decline again and result in further declines in utilization, lease rates and container sale prices, adversely affecting the Partnership's operating results.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2002, other rental income was $138, a decrease of $57 from the equivalent period in 2001. Other rental income decreased primarily due to the declines in DPP, location, and handling income. DPP income decreased $28, primarily due to the decline in the number of containers covered under DPP. Location income decreased $19, primarily due to the decrease in charges to lessees for dropping off containers in certain locations, offset by the decrease in credits granted to lessees for picking up containers from surplus locations as there were fewer leasing opportunities for which credits could be offered. Handling income declined $11, primarily due to the decrease in container movement, offset by the increase in the average handling price charged per container during the three-month period ended March 31, 2002 compared to the same period in 2001.

Direct container expenses decreased $158, or 32%, from the three-month period ended March 31, 2001 to the equivalent period in 2002. The decrease was primarily due to decreases in repositioning, maintenance, and DPP expenses of $125, $25, and $19, respectively, offset by an increase in storage expense of $43. Repositioning expense decreased primarily due to the decline in the number of containers repositioned and a decrease in the average cost of repositioning containers. Maintenance expense decreased primarily due to the decrease in the number of containers requiring maintenance and a decrease in the average maintenance cost per container due to initiatives implemented by TEM to reduce maintenance costs. DPP expense decreased primarily due to the decrease in the number of containers covered under DPP. Storage expense increased, despite the decline in average fleet size, primarily due to the decrease in utilization noted above.

Bad debt expense (benefit) was $20, and ($13) for the three-month periods ended March 31, 2002 and 2001, respectively. Fluctuations in bad debt expense/benefit reflect the required adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expense recorded during the three-month period ended March 31, 2002 reflects a higher reserve requirement from December 31, 2001. The benefit recorded during the comparable period in 2001 reflects a lower reserve requirement from December 31, 2000.

Depreciation expense decreased $109, or 17%, from the three-month period ended March 31, 2001 to the comparable period in 2002, primarily due to the decrease in average fleet size.

New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first quarter of 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2002, and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the three-month periods ended March 31, 2002 and 2001, the Partnership recorded write-down expenses of $149 and $35, respectively, on 279 and 111 containers identified as for sale and requiring a reserve. At March 31, 2002 and 2001, the net book value of the 492 and 223 containers identified as for sale was $598 and $277, respectively.

The Partnership sold 203 previously written down containers for a loss of $17 during the three-month period ended March 31, 2002 and sold 72 previously written down containers for a loss of $3 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded losses of $19 and $17 during the three-month periods ended March 31, 2002 and 2001, respectively.

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

Management fees to affiliates decreased $74, or 42% from the three-month period ended March 31, 2001 to the equivalent period in 2002. The decrease was primarily due to decreases in both equipment and incentive management fees. Equipment management fees, which are based primarily on gross revenue, decreased as a result of the decrease in rental income and were approximately 7% of rental income for both three-month periods ended March 31, 2002 and 2001. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital decreased primarily due to the decrease in the amount of distributions paid from cash from operations between the two periods.

General and administrative costs to affiliates decreased $18, or 21%, from the three-month period ended March 31, 2001 to the same period in 2002, primarily due to the decrease in overhead costs allocated by TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

Loss on sale of containers increased from $20 during the three-month period ended March 31, 2001 to $36 during the comparable period in 2002. The increase in loss on sale of containers was primarily due to the Partnership incurring greater losses on previously written down containers during the three-month period ended March 31, 2002 than in the same period in 2001.

Net earnings/(loss) per limited partnership unit fluctuated from earnings of $0.07 during the three-month period ended March 31, 2001 to a loss of $0.04 during the comparable period in 2002, reflecting the fluctuation in net earnings/(loss) allocated to limited partners from earnings of $266 to a loss of $146, respectively. The allocation of net earnings (loss) for the three-month periods ended March 31, 2002 and 2001 included a special allocation of gross income to General Partners of $10 and $13, respectively, in accordance with the Partnership Agreement.

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

Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

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

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, including bad debts, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Risk Factors" in the Partnership's Prospectus, as supplemented, for additional information on risks of the Partnership's business. See "Critical Accounting Policies and Estimates" above for information on the Partnership's critical accounting policies and how changes in those estimates could adversely affect the Partnership's results of operations.

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


                                   TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By ____________________________________
                                      Ernest J. Furtado
                                      Senior Vice President


Date:    May 9, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



________________________________         Senior Vice President,                         May 9, 2002
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________________         President (Principal Executive                 May 9, 2002
John A. Maccarone                        Officer)


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


                                   TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By /s/Ernest J.Furtado
                                      ____________________________________
                                      Ernest J. Furtado
                                      Senior Vice President


Date:    May 9, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


/s/Ernest J. Furtado
________________________________         Senior Vice President,                         May 9, 2002
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




/s/John A. Maccarone
________________________________         President (Principal Executive                 May 9, 2002
John A. Maccarone                        Officer)
