Form 10-Q
period 2002-06-30
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 2002-08-08
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


August 8, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2002.

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


                  For the quarterly period ended June 30, 2002


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2002

Table of Contents
----------------------------------------------------------------------------------------------------------



                                                                                                      Page

Item 1.   Financial Statements

          Balance Sheets - June 30, 2002
          and December 31, 2001 (unaudited)......................................................        3



          Statements of Operations for the three and six months
          ended June 30, 2002 and 2001 (unaudited)...............................................        4



          Statements of Partners' Capital for the six months
          ended June 30, 2002 and 2001 (unaudited)...............................................        5



          Statements of Cash Flows for the six months
          ended June 30, 2002 and 2001 (unaudited)...............................................        6



          Notes to Financial Statements (unaudited)..............................................        8



Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..............................................................       15




TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2002 and December 31, 2001
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------


                                                                                 2002                   2001
                                                                           ----------------       ----------------
Assets
Container rental equipment, net of accumulated
    depreciation of $15,083 (2001:  $16,028) (note 5)                      $        19,115        $        21,072
Cash                                                                                   223                    266
Net investment in direct finance leases  (note 4)                                       85                     99
Accounts receivable, net of allowance for doubtful
    accounts of $123 (2001:  $114)                                                     925                  1,069
Due from affiliates, net (note 2)                                                      126                    155
Prepaid expenses                                                                         3                     10
                                                                           ----------------       ----------------


                                                                           $        20,477        $        22,671
                                                                           ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                        $           164        $           200
   Accrued liabilities                                                                 140                     94
   Accrued damage protection plan costs                                                109                    107
   Accrued recovery costs                                                                9                     93
   Deferred quarterly distributions                                                     36                     61
   Deferred damage protection plan revenue                                              76                     72
                                                                           ----------------       ----------------

      Total liabilities                                                                534                    627
                                                                           ----------------       ----------------

Partners' capital:
   General partners                                                                      -                      -
   Limited partners                                                                 19,943                 22,044
                                                                           ----------------       ----------------

      Total partners' capital                                                       19,943                 22,044
                                                                           ----------------       ----------------


                                                                           $        20,477        $        22,671
                                                                           ================       ================


See accompanying notes to financial statements



    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
    (a California Limited Partnership)

    Statements of Operations

    For the three and six months ended June 30, 2002 and 2001
    (Amounts in thousands except for unit and per unit amounts)
    (unaudited)
    --------------------------------------------------------------------------------------------------------------------------------


                                                                Three months      Three months        Six months       Six months
                                                                   Ended              Ended              Ended             Ended
                                                               June 30, 2002     June 30, 2001      June 30, 2002     June 30, 2001
                                                               --------------    --------------     --------------    --------------
    Rental income                                              $       1,105     $       1,541      $       2,241     $       3,250
                                                               --------------    --------------     --------------    --------------

    Costs and expenses:
       Direct container expenses                                         356               468                685               955
       Bad debt (benefit) expense                                         (7)              (12)                13               (24)
       Depreciation                                                      476               607                996             1,236
       Write-down of containers (note 5)                                  53                86                201               121
       Professional fees                                                  14                 8                 24                18
       Management fees to affiliates (note 2)                             96               214                199               391
       General and administrative costs to affiliates (note 2)            61                76                127               160
       Other general and administrative costs                             44                25                 85                47
       (Gain) loss on sale of containers                                 (58)               93                (21)              113
                                                               --------------    --------------     --------------    --------------

                                                                       1,035             1,565              2,309             3,017
                                                               --------------    --------------     --------------    --------------

       Income (loss) from operations                                      70               (24)               (68)              233
                                                               --------------    --------------     --------------    --------------

    Interest income                                                        2                19                  4                44
                                                               --------------    --------------     --------------    --------------

       Net earnings (loss)                                     $          72     $          (5)     $         (64)    $         277
                                                               ==============    ==============     ==============    ==============

    Allocation of net earnings (loss) (note 2):
       General partners                                        $          11     $          15      $          20     $          31
       Limited partners                                                   61               (20)               (84)              246
                                                               --------------    --------------     --------------    --------------

                                                               $          72     $          (5)     $         (64)    $         277
                                                               ==============    ==============     ==============    ==============

    Limited partners' per unit share
       of net earnings (loss)                                  $        0.02     $       (0.01)     $       (0.02)    $        0.07
                                                               ==============    ==============     ==============    ==============

    Limited partners' per unit share
       of distributions                                        $        0.27     $        0.40      $        0.52     $        0.80
                                                               ==============    ==============     ==============    ==============

    Weighted average number of limited
       partnership units outstanding                               3,654,413         3,692,962          3,654,413         3,692,962
                                                               ==============    ==============     ==============    ==============


    See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                         Partners' Capital
                                                    ------------------------------------------------------------
                                                       General                Limited                 Total
                                                    -------------         --------------         ---------------
Balances at January 1, 2001                         $          -          $      28,967          $       28,967

Distributions                                                (31)                (2,955)                 (2,986)

Redemptions (note 6)                                           -                    (20)                    (20)

Net earnings                                                  31                    246                     277
                                                    -------------         --------------         ---------------

Balances at June 30, 2001                           $          -          $      26,238          $       26,238
                                                    =============         ==============         ===============

Balances at January 1, 2002                         $          -          $      22,044          $       22,044

Distributions                                                (20)                (1,891)                 (1,911)

Redemptions (note 6)                                           -                   (126)                   (126)

Net earnings (loss)                                           20                    (84)                    (64)
                                                    -------------         --------------         ---------------

Balances at June 30, 2002                           $          -          $      19,943          $       19,943
                                                    =============         ==============         ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
-----------------------------------------------------------------------------------------------------------------

                                                                                        2002              2001
                                                                                    -----------       -----------
Cash flows from operating activities:
   Net (loss) earnings                                                              $      (64)       $      277
   Adjustments to reconcile net (loss) earnings to
     net cash provided by operating activities:
        Depreciation                                                                       996             1,236
        Write-down of containers (note 5)                                                  201               121
        Increase (decrease) in allowance for doubtful accounts                               9               (99)
        (Gain) loss on sale of containers                                                  (21)              113
        (Increase) decrease in assets:
           Net investment in direct finance leases                                          21                30
           Accounts receivable                                                             135               352
           Due from affiliates, net                                                        (35)              259
           Prepaid expenses                                                                  7                 7
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                         10               (95)
           Accrued damage protection plan costs                                              2               (32)
           Accrued recovery costs                                                          (84)                9
           Deferred damage protection plan revenue                                           4                 -
                                                                                    -----------       -----------


              Net cash provided by operating activities                                  1,181             2,178
                                                                                    -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of containers                                                        838               903
   Container purchases                                                                       -               (96)
                                                                                    -----------       -----------

              Net cash provided by investing activities                                    838               807
                                                                                    -----------       -----------

Cash flows from financing activities:
   Redemptions of limited partnership units                                               (126)              (20)
   Distributions to partners                                                            (1,936)           (2,989)
                                                                                    -----------       -----------

              Net cash used in financing activities                                     (2,062)           (3,009)
                                                                                    -----------       -----------

Net decrease in cash                                                                       (43)              (24)

Cash at beginning of period                                                                266             1,652
                                                                                    -----------       -----------

Cash at end of period                                                               $      223        $    1,628
                                                                                    ===========       ===========


See accompanying notes to financial statements




TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)


Statements Of Cash Flows--Continued

For the six months ended June 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of June 30, 2002 and 2001, and December 31, 2001 and 2000, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001.

                                                              June 30      Dec. 31      June 30      Dec. 31
                                                                2002         2001         2001         2000
                                                             ---------    ---------    ---------    ---------
Container purchases included in:
     Container purchases payable....................            $  -         $  -         $  -         $ 88

Distributions to partners included in:
     Due to affiliates..............................               2            2            6            6
     Deferred quarterly distributions...............              36           61           63           66

Proceeds from sale of containers included in:
     Due from affiliates............................             180          244          308          279

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2002 and 2001.


                                                                                          2002         2001
                                                                                          ----         ----

Container purchases recorded......................................................      $    -       $    8
Container purchases paid..........................................................           -           96

Distributions to partners declared................................................       1,911        2,986
Distributions to partners paid....................................................       1,936        2,989

Proceeds from sale of containers recorded.........................................         774          932
Proceeds from sale of containers received.........................................         838          903

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to net investment in direct finance leases. The carrying value of containers transferred during the six-month periods ended June 30, 2002 and 2001 was $7 and $4, respectively.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

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

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2002 and December 31, 2001, and the results of its operations for the three and six-month periods ended June 30, 2002 and 2001 and changes in partners' capital and cash flows for the six-month periods ended June 30, 2002 and 2001, have been made.

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

     Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized.

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

     In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses of Debt Extinguishments and an amendment of that Statement, FASB No. 64. This Statement also rescinds FASB No. 44, Accounting for Intangible Assets of Motor Carriers. FASB 145 also amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. No acquisition fees were incurred during the six-month periods ended June 30, 2002 and 2001. For the three and six-month periods ended June 30, 2002 the Partnership incurred $18 and $42 of incentive management fees, respectively, and $106 and $168, respectively, for the comparable periods in 2001. There were no equipment liquidation fees incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2002 and December 31, 2001.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $78 and $157 for the three and six-month periods ended June 30, 2002, respectively, and $108 and $223, respectively, for the comparable periods in 2001.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2002 and 2001 were as follows:

                                           Three months             Six months
                                          ended June 30,          ended June 30,
                                         ---------------          --------------

                                         2002       2001          2002      2001
                                         ----       ----          ----      ----

          Salaries                        $40        $43          $ 81      $ 91
          Other                            21         33            46        69
                                           --         --           ---       ---
            Total general and
               administrative costs       $61        $76          $127      $160
                                           ==         ==           ===       ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2002 and 2001:


                                        Three months                Six months
                                       ended June 30,             ended June 30,
                                       --------------             --------------
                                       2002      2001             2002      2001
                                       ----      ----             ----      ----

           TEM                          $52       $66             $108      $139
           TFS                            9        10               19        21
                                         --        --              ---       ---
             Total general and
              administrative costs      $61       $76             $127      $160
                                         ==        ==              ===       ===

     At June 30, 2002 and December 31, 2001, due from affiliates, net is comprised of:

                                                           2002             2001
                                                           ----             ----
           Due from affiliates:
                    Due from TEM...................        $147             $192
                                                            ---              ---

           Due to affiliates:
                    Due to TFS.....................          19               23
                    Due to TCC.....................           2               14
                                                            ---              ---
                                                             21               37
                                                            ---              ---

                     Due from affiliates, net              $126             $155
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at June 30, 2002 and 2001:

                                                            2002            2001
                                                            ----            ----

              On-lease under master leases                 4,286           5,682
              On-lease under long-term leases              3,012           2,841
                                                           -----           -----

                 Total on-lease containers                 7,298           8,523
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

     The remaining containers are off-lease and are located primarily at a large number of storage depots. At June 30, 2002, the Partnership's off-lease containers were in the following locations:

                Americas                             1,036
                Europe                                 351
                Asia                                 1,399
                Other                                   39
                                                     -----

                   Total off-lease containers        2,825
                                                     =====

     At  June  30,  2002  approximately  14%  of  the  Partnership's   off-lease
     containers had been specifically identified as for sale.

Note 4.  Direct Finance Leases

     The Partnership has leased containers under direct finance leases with terms ranging from two to five years. The components of the net investment in direct finance leases at June 30, 2002 and December 31, 2001 are as follows:

                                                              2002         2001
                                                              ----         ----

             Future minimum lease payments receivable.....     $89         $109
             Residual value...............................       2            2
             Less:  unearned income.......................      (6)         (12)
                                                                --          ---

                Net investment in direct finance leases...     $85         $ 99
                                                                ==          ===

     The following is a schedule by year of minimum lease payments receivable under the direct finance leases at June 30, 2002:

                         Year ending June 30:

                         2003.....................................          $54
                         2004.....................................           31
                         2005.....................................            4
                                                                             --


                         Total minimum lease payments receivable..          $89
                                                                             ==

     Rental income for the three and six-month periods ended June 30, 2002 and 2001 includes $2 and $5 and $2 and $3, respectively, of income from direct finance leases.

Note 5.  Container Rental Equipment Write-Down

     The Partnership stopped purchasing containers in 2001, but its leasing activities are effected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first half of 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2002, and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the six-month periods ended June 30, 2002 and 2001, the Partnership recorded write-down expenses of $201 and $121, respectively, on 434 and 345 containers identified as for sale and requiring a reserve. During the three-month periods ended June 30, 2002 and 2001, the Partnership recorded write-down expenses of $53 and $86, respectively, on 155 and 234 containers identified as for sale and requiring a reserve. At June 30, 2002 and 2001, the net book value of the 387 and 331 containers identified as for sale was $334 and $307, respectively.

     The Partnership sold 457 previously written down containers for a loss of $46 during the six-month period ended June 30, 2002 and sold 215 previously written down containers for a loss of $9 during the same period in 2001. During the three-month period ended June 30, 2002 the Partnership sold 254 of these previously written down containers for a loss of $29 and sold 143 previously written down containers for a loss of $6 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded a gain of $67 and loss of $104 during the six-month periods ended June 30, 2002 and 2001, respectively. During the three-month periods ended June 30, 2002 and 2001 the Partnership recorded a gain of $87 and a loss of $87, respectively, on the sale of containers that had not been written down.

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



Note 6.  Redemptions

     The following redemptions were consummated by the Partnership during the six-month periods ended June 30, 2002 and 2001:

                                                                Units             Average
                                                               Redeemed       Redemption Price        Amount Paid
                                                               --------       ----------------        -----------
        Total Partnership redemptions as of
          December 31, 2000......................               54,194              $9.50                $515
        Six-month period ended
          June 30, 2001..........................                2,843              $7.09                  20
                                                                ------                                    ---
        Total Partnership redemptions as of
          June 30, 2001..........................               57,037              $9.37                $535
                                                                ======                                    ===

        Total Partnership redemptions as of
          December 31, 2001......................               71,715              $8.66                $621
        Six-month period ended
          June 30, 2002..........................               23,872              $5.28                 126
                                                                ------                                    ---
        Total Partnership redemptions as of
          June 30, 2002..........................               95,587              $7.81                $747
                                                                ======                                    ===

      The redemption price is fixed by formula.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and six-month periods ended June 30, 2002 and 2001. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

The Partnership invests working capital, cash flow from operating and investing activities prior to its distribution to the partners in short-term, liquid investments. Rental income is the Partnership's principal source of liquidity and provides a major source of funds for distributions. Rental income has been adversely affected by current market conditions for leased containers, and these market conditions may continue or worsen. Market conditions are discussed more fully in "Results of Operations. " The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the six-month period ended June 30, 2002, the Partnership declared cash distributions to limited partners pertaining to the period from December 2001 through May 2002 in the amount of $1,891, which represented $0.52 per unit. On a cash basis, after paying redemptions, $1,035 of these distributions was from operating activities, and the balance was a return of capital. On a financial statement basis, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the six-month period ended June 30, 2002, the Partnership redeemed 23,872 units for a total dollar amount of $126. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the six-month periods ended June 30, 2002 and 2001, was $1,181 and $2,178, respectively. The decrease of $997, or 46%, was primarily attributed to the fluctuation in net (loss) earnings, adjusted for non-cash transactions, and the fluctuations in due from affiliates, net and gross accounts receivable. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income, which is discussed more fully in "Results of Operations." The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts. The decrease of $135 in gross accounts receivable during the six-month period ended June 30, 2002 was primarily due to the decrease in rental income, and was partially offset by the increase in the average collection period of accounts receivable. The decrease in gross accounts receivable of $352 during the same period in 2001 was primarily due to the decrease in rental income and a decline in the average collection period of accounts receivable.

For the six-month periods ended June 30, 2002 and 2001 net cash provided by investing activities (the purchase and sale of containers) was $838 and $807, respectively. The increase of $31 was due to the decrease in cash used for container purchases of $96, offset by the decrease in proceeds from container sales of $65. Cash used for container purchases decreased as the Partnership did not purchase containers during the six-month period ended June 30, 2002 as it is now in its liquidation phase, as discussed above. Proceeds from container sales decreased primarily due to the decrease in the number of containers sold and was partially offset by the fluctuation in accrued sales proceeds receivable. The Partnership continued to sell containers located in low demand locations during the six-month period ended June 30, 2002. Additionally, some of the containers sold during the six-month period ended June 30, 2002 were driven by the Partnership's liquidation plans discussed above, as well as by adverse market conditions in low demand locations. Although the average sales price was comparable between the periods, generally, the sales price received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. The sale of containers in low demand locations, the decline in value of used containers, and the related market conditions are discussed more fully under "Results of Operations."

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees and reimbursement of administrative expenses) was directly related to the size of the container fleet during the six-month periods ended June 30, 2002 and 2001, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:


                                                               2002        2001
                                                               ----        ----
                 Beginning container fleet...............     10,990      13,243
                 Ending container fleet..................     10,123      12,151
                 Average container fleet.................     10,557      12,697

The average container fleet decreased 17% from the six-month period ended June 30, 2001 to the comparable period in 2002, primarily due to continuing sales of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The decline in the container fleet has contributed to an overall decline in rental income from the six-month period ended June 30, 2001 to the equivalent period in 2002. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 65%, and 73% during the six-month periods ended June 30, 2002 and 2001, respectively. The remaining container fleet is off-lease and is located primarily at a large number of storage depots. At June 30, 2002, the Partnership's off-lease containers (in units) were in the following locations:

      Americas                                1,036
      Europe                                    351
      Asia                                    1,399
      Other                                      39
                                              -----

      Total off-lease containers              2,825
                                              =====

At June 30, 2002 approximately 14% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 9% between the periods. The decrease in the average rental rate was due to declines in master and long term lease rates. Additionally, a higher percentage of the Partnership's containers are on lease under long term leases, which generally have lower rental rates than master leases. Rental rates for long term leases are generally lower because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty.

The following is a comparative analysis of the results of operations for the six-month periods ended June 30, 2002 and 2001.

The Partnership's (loss) income from operations for the six-month periods ended June 30, 2002 and 2001 was ($68) and $233, respectively, on rental income of $2,241 and $3,250, respectively. The decrease in rental income of $1,009, or 31%, from the six-month period ended June 30, 2001 to the comparable period in 2002 was attributable to the decreases in income from container rentals and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $912, or 32%, primarily due to decreases in the average container fleet of 17%, the on-hire utilization of 11%, and average rental rates of 9% between the periods. The majority of the Partnership's rental income was generated from the leasing of the Partnership's containers under master operating leases.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which was primarily a result of the worldwide economic slowdown. Two other factors reduced the demand for leased containers. Shipping lines added larger vessels to their fleets which, combined with lower cargo volume growth, made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002, because the shipping lines placed orders for additional ships before recognizing the slowdown in world trade. To the extent that this increased vessel capacity remains underutilized, shipping lines may seek to cut costs in order to sustain profits or reduce losses, which may put further downward pressure on demand for containers.

Utilization improved steadily beginning in March 2002 due to:
o     An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of strong demand
o     Fewer purchases of new containers by container lessors and shipping lines.

This utilization improvement has continued into the third quarter of 2002 but the General Partners caution that market conditions could deteriorate again due to global economic conditions. Demand for leased containers could therefore decline again and result in a decline in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Despite the improvement in utilization, the Partnership continues to sell (rather than reposition) some containers located in low demand locations. For the number of off-lease containers located in the lower demand locations in the Americas and Europe, see the chart above. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision had been made to sell containers, the Partnership wrote down the value of these specifically identified containers when the carrying value was greater than the container's estimated fair value, which was based on recent sales prices less cost of sales. Due to declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to increase its depreciation rate or write-down the value of some or all of its container rental equipment.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the six-month period ended June 30, 2002, other rental income was $272, a decrease of $97 from the equivalent period in 2001. Other rental income decreased primarily due to the declines in DPP and location income. DPP income decreased $67, primarily due to the decline in the number of containers covered under DPP. Location income decreased $26, primarily due to the decrease in charges to lessees for dropping off containers in certain locations, offset by the decrease in credits granted to lessees for picking up containers from surplus locations as there were fewer leasing opportunities for which credits could be offered.

Direct container expenses decreased $270, or 28%, from the six-month period ended June 30, 2001 to the equivalent period in 2002. The decrease was primarily due to the decrease in the average fleet size and additional decreases in repositioning, DPP and maintenance expenses of $204, $32, and $24, respectively, offset by an increase in storage expense of $32. Repositioning expense decreased due to the decline in the number of containers repositioned and a decrease in the average cost of repositioning containers. DPP expense decreased primarily due to the decrease in the number of containers covered under DPP, offset by the increase in the average DPP repair cost per container. Maintenance expense decreased primarily due to the decrease in the number of containers requiring maintenance and a decrease in the average maintenance cost per container. Storage expense increased, despite the decline in average fleet size, primarily due to the decrease in utilization noted above.

Bad debt expense (benefit) was $13, and ($24) for the six-month periods ended June 30, 2002 and 2001, respectively. Fluctuations in bad debt expense/benefit reflect the adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expense recorded during the six-month period ended June 30, 2002 reflects a higher reserve requirement from December 31, 2001. The benefit recorded during the comparable period in 2001 reflects a lower reserve requirement from December 31, 2000.

Depreciation expense decreased $240, or 19%, from the six-month period ended June 30, 2001 to the comparable period in 2002, primarily due to the decrease in average fleet size.

The Partnership stopped purchasing containers in 2001, but its leasing activities are effected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during the first half of 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at June 30, 2002, and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the six-month periods ended June 30, 2002 and 2001, the Partnership recorded write-down expenses of $201 and $121, respectively, on 434 and 345 containers identified as for sale and requiring a reserve. At June 30, 2002 and 2001, the net book value of the 387 and 331 containers identified as for sale was $334 and $307, respectively.

The Partnership sold 457 previously written down containers for a loss of $46 during the six-month period ended June 30, 2002 and sold 215 previously written down containers for a loss of $9 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded a gain of $67 and a loss of $104 during the six-month periods ended June 30, 2002 and 2001, respectively.

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

Management fees to affiliates decreased $192, or 49% from the six-month period ended June 30, 2001 to the equivalent period in 2002. The decrease was due to decreases in both incentive and equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital decreased primarily due to the decrease in the amount of distributions paid from cash from operations between the two periods. Equipment management fees, which are based primarily on gross revenue, decreased as a result of the decrease in rental income and were approximately 7% of rental income for both six-month periods ended June 30, 2002 and 2001.

General and administrative costs to affiliates decreased $33, or 21%, from the six-month period ended June 30, 2001 to the same period in 2002, primarily due to the decrease in overhead costs allocated from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

Gain/loss on sale of containers fluctuated from a loss of $113 for the six-month period ended June 30, 2001 to a gain of $21 for the comparable period in 2002. The fluctuation was primarily due to the Partnership selling containers with lower net book values during the six-month period ended June 30, 2002, compared to the same period in 2001.

Net earnings/loss per limited partnership unit fluctuated from earnings of $0.07 during the six-month period ended June 30, 2001 to a loss of $0.02 during the comparable period in 2002, reflecting the fluctuation in net earnings/loss allocated to limited partners from earnings of $246 to a loss of $84, respectively. The allocation of net earnings/loss for the six-month periods ended June 30, 2002 and 2001 included a special allocation of gross income to General Partners of $21 and $28, respectively, in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended June 30, 2002 and 2001.

The Partnership's income (loss) from operations for the three-month periods ending June 30, 2002 and 2001 was $70 and ($24), respectively, on rental income of $1,105 and $1,541, respectively. The decrease in rental income of $436, or 28%, from the three-month period ended June 30, 2001 to the comparable period in 2002 was attributable to decreases in container rental income and other rental income. Income from container rentals decreased $397, or 29%, primarily due to decreases in the average container fleet of 18%, average rental rates of 12% and average on-hire utilization of 4%.

For the three-month period ended June 30, 2002, other rental income was $134, a decrease of $39 from the equivalent period in 2001. The decrease in other rental income was primarily due to the decrease in DPP income of $39. DPP income decreased due to the decline in the number of containers carrying DPP and a lower average DPP price charged per container.

Direct container expenses decreased $112, or 24%, from the three-month period ending June 30, 2001 to the equivalent period in 2002. The decrease was primarily due to decreases in repositioning, DPP and storage expenses of $78, $13 and $12, respectively. Repositioning expense decreased due to the decline in the number of containers repositioned and a decrease in the average cost of repositioning containers. The decline in DPP expense was due to decreases in the average DPP repair cost per container and in the number of containers covered under DPP. Storage expense decreased primarily due to the decline in average fleet size, offset by the decrease in utilization noted above.

Bad debt benefit decreased from $12 for the three-month period ended June 30, 2001 to $7 for the comparable period in 2002. The decline was due to a lower adjustment to bad debt reserve during the three-month period ended June 30, 2002 compared to the same period in 2001.

Depreciation expense decreased $131, or 22%, from the three-month period ended June 30, 2001 to the comparable period in 2002 primarily due to the decrease in fleet size.

During the three-month periods ended June 30, 2002 and 2001, the Partnership recorded write-down expenses of $53 and $86, respectively, on 155 and 234 containers identified as for sale and requiring a reserve. The Partnership sold 254 of these previously written down containers for a loss of $29 during the three-month period ended June 30, 2002 and sold 143 previously written down containers for a loss of $6 during the same period in 2001. The Partnership also sold containers that had not been written down and recorded a gain of $87 and a loss of $87 during the three-month periods ended June 30, 2002 and 2001, respectively.

Management fees to affiliates decreased $118, or 55%, from the three-month period ended June 30, 2001 to the comparable period in 2002. The decrease was due to decreases in both incentive and equipment management fees. Incentive management fees decreased primarily due to the decrease in the amount of distributions made from cash from operations between the two periods. Equipment management fees decreased as a result of the decrease in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $15, or 20%, from the three-month period ended June 30, 2001 to the same period in 2002 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Gain/loss on sale of containers fluctuated from a loss of $93 for the three-month period ended June 30, 2001 to a gain of $58 for the comparable period in 2002. The fluctuation was primarily due to the Partnership selling containers with lower net book values during the three-month period ended June 30, 2002 than in the same period in 2001.

Net earnings/loss per limited partnership unit fluctuated from a loss of $0.01 during the three-month period ended June 30, 2001 to earnings of $0.02 during the comparable period in 2002, reflecting the fluctuation in net earnings/loss allocated to limited partners from a loss of $20 to earnings of $61, respectively. The allocation of net earnings (loss) for the three-month periods ended June 30, 2002 and 2001 included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

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

Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers as well as for used containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized. Any additional write-downs, or losses would adversely affect the Partnership's operating results.

Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," and elements of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects on Disposal of a Segment of a Business and Extraordinary, Unusual or Infrequently Occurring Events and Transactions."

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted this Statement on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

In April 2002, FASB issued SFAS No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses of Debt Extinguishments and an amendment of that Statement, FASB No. 64. This Statement also rescinds FASB No. 44, Accounting for Intangible Assets of Motor Carriers. FASB 145 also amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

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


                                   TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By ________________________________________
                                      Ernest J. Furtado
                                      Senior Vice President


Date:  August 8, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________________         Senior Vice President,                         August 8, 2002
Ernest J. Furtado                        (Principal Financial and
                                         Accounting Officer) and
                                         Secretary




________________________________         President (Principal Executive                 August 8, 2002
John A. Maccarone                        Officer)


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


                                   TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                    By /s/Ernest J. Furtado
                                       ______________________________________
                                       Ernest J. Furtado
                                       Senior Vice President



Date:  August 8, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                          Date


/s/Ernest J. Furtado
___________________________________         Senior Vice President,                         August 8, 2002
Ernest J. Furtado                           (Principal Financial and
                                            Accounting Officer) and
                                            Secretary



/s/John A. Maccarone
___________________________________         President (Principal Executive                 August 8, 2002
John A. Maccarone                           Officer)
