Form 10-Q
period 2002-09-30
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 2002-11-19
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


November 19, 2002


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 2002.

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


                For the quarterly period ended September 30, 2002


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

Quarterly Report on Form 10-Q for the
Quarter Ended September 30, 2002

Table of Contents
-------------------------------------------------------------------------------------------------------------------



                                                                                                               Page

Item 1.   Financial Statements (unaudited)

          Balance Sheets - September 30, 2002
          and December 31, 2001.....................................................................              3


          Statements of Operations for the three and nine months
          ended September 30, 2002 and 2001.........................................................              4


          Statements of Partners' Capital for the nine months
          ended September 30, 2002 and 2001.........................................................              5


          Statements of Cash Flows for the nine months
          ended September 30, 2002 and 2001.........................................................              6


          Notes to Financial Statements.............................................................              8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................................................             15


Item 3.   Quantitative and Qualitative Disclosures about Market Risk................................             24


Item 4.   Controls and Procedures...................................................................             24



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

September 30, 2002 and December 31, 2001
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------


                                                                                 2002                   2001
                                                                           ----------------       ----------------
Assets
Container rental equipment, net of accumulated
    depreciation of $15,081 (2001:  $16,028) (note 4)                      $        17,683        $        21,072
Cash                                                                                   312                    266
Accounts receivable, net of allowance for doubtful
    accounts of $109 (2001:  $114)                                                   1,092                  1,168
Due from affiliates, net (note 2)                                                      124                    155
Prepaid expenses                                                                         -                     10
                                                                           ----------------       ----------------


                                                                           $        19,211        $        22,671
                                                                           ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                        $           148        $           200
   Accrued liabilities                                                                 175                     94
   Accrued damage protection plan costs                                                117                    107
   Accrued recovery costs                                                                9                     93
   Deferred quarterly distributions                                                     38                     61
   Deferred damage protection plan revenue                                              83                     72
                                                                           ----------------       ----------------

      Total liabilities                                                                570                    627
                                                                           ----------------       ----------------

Partners' capital:
   General partners                                                                      -                      -
   Limited partners                                                                 18,641                 22,044
                                                                           ----------------       ----------------

      Total partners' capital                                                       18,641                 22,044
                                                                           ----------------       ----------------


                                                                           $        19,211        $        22,671
                                                                           ================       ================


See accompanying notes to financial statements


    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
    (a California Limited Partnership)

    Statements of Operations

    For the three and nine months ended September 30, 2002 and 2001
    (Amounts in thousands except for unit and per unit amounts)
    (unaudited)
    --------------------------------------------------------------------------------------------------------------------------------


                                                             Three months       Three months       Nine months        Nine months
                                                                Ended              Ended              Ended              Ended
                                                            Sept. 30, 2002     Sept. 30, 2001     Sept. 30, 2002     Sept. 30, 2001
                                                           ----------------   ----------------   ----------------   ----------------
    Rental income                                          $         1,207    $         1,485    $         3,448    $         4,735
                                                           ----------------   ----------------   ----------------   ----------------

    Costs and expenses:
       Direct container expenses                                       298                415                982              1,369
       Bad debt expense (benefit)                                        5                 15                 18                 (8)
       Depreciation (note 4)                                         1,004                575              2,000              1,811
       Write-down of containers (note 4)                                77                121                279                242
       Professional fees                                                11                  6                 35                 24
       Management fees to affiliates (note 2)                          107                105                306                496
       General and administrative costs to affiliates (note 2)          55                 66                182                225
       Other general and administrative costs                           42                 19                127                 67
       Loss on sale of containers, net (note 4)                         58                 11                 37                124
                                                           ----------------   ----------------   ----------------   ----------------

                                                                     1,657              1,333              3,966              4,350
                                                           ----------------   ----------------   ----------------   ----------------

       (Loss) income from operations                                  (450)               152               (518)               385
                                                           ----------------   ----------------   ----------------   ----------------

    Interest income                                                      2                  9                  5                 53
                                                           ----------------   ----------------   ----------------   ----------------

       Net (loss) earnings                                 $          (448)   $           161    $          (513)   $           438
                                                           ================   ================   ================   ================

    Allocation of net (loss) earnings (note 2):
       General partners                                    $             8    $            30    $            28    $            61
       Limited partners                                               (456)               131               (541)               377
                                                           ----------------   ----------------   ----------------   ----------------

                                                           $          (448)   $           161    $          (513)   $           438
                                                           ================   ================   ================   ================

    Limited partners' per unit share
       of net (loss) earnings                              $         (0.13)   $          0.04    $         (0.15)   $          0.10
                                                           ================   ================   ================   ================

    Limited partners' per unit share
       of distributions                                    $          0.22    $          0.73    $          0.73    $          1.53
                                                           ================   ================   ================   ================

    Weighted average number of limited
       partnership units outstanding                             3,640,833          3,688,717          3,649,886          3,691,547
                                                           ================   ================   ================   ================


    See accompanying notes to financial statements





TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the nine months ended September 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                         Partners' Capital
                                                    ------------------------------------------------------------
                                                       General                Limited                 Total
                                                    -------------         --------------         ---------------
Balances at January 1, 2001                         $          -          $      28,967          $       28,967

Distributions                                                (61)                (5,631)                 (5,692)

Redemptions (note 5)                                           -                    (47)                    (47)

Net earnings                                                  61                    377                     438
                                                    -------------         --------------         ---------------

Balances at September 30, 2001                      $          -          $      23,666          $       23,666
                                                    =============         ==============         ===============

Balances at January 1, 2002                         $          -          $      22,044          $       22,044

Distributions                                                (28)                (2,681)                 (2,709)

Redemptions (note 5)                                           -                   (181)                   (181)

Net earnings                                                  28                   (541)                   (513)
                                                    -------------         --------------         ---------------

Balances at September 30, 2002                      $          -          $      18,641          $       18,641
                                                    =============         ==============         ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the nine months ended September 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
-------------------------------------------------------------------------------------------------------------------

                                                                                          2002              2001
                                                                                      -----------       -----------
Cash flows from operating activities:
   Net (loss) earnings                                                                $     (513)       $      438
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation                                                                       2,000             1,811
        Write-down of containers (note 4)                                                    279               242
        Decrease in allowance for doubtful accounts                                           (5)              (87)
        Loss on sale of containers, net                                                       37               124
        (Increase) decrease in assets:
           Accounts receivable                                                                93               396
           Due from affiliates, net                                                          (38)              362
           Prepaid expenses                                                                   10                10
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                           29              (114)
           Accrued damage protection plan costs                                               10               (31)
           Accrued recovery costs                                                            (84)               13
           Deferred damage protection plan revenue                                            11                75
                                                                                      -----------       -----------


              Net cash provided by operating activities                                    1,829             3,239
                                                                                      -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of containers                                                        1,128             1,475
   Container purchases                                                                         -               (96)
                                                                                      -----------       -----------

              Net cash provided by investing activities                                    1,128             1,379
                                                                                      -----------       -----------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                 (181)              (47)
   Distributions to partners                                                              (2,730)           (5,685)
                                                                                      -----------       -----------

              Net cash used in financing activities                                       (2,911)           (5,732)
                                                                                      -----------       -----------

Net increase (decrease) in cash                                                               46            (1,114)

Cash at beginning of period                                                                  266             1,652
                                                                                      -----------       -----------

Cash at end of period                                                                 $      312        $      538
                                                                                      ===========       ===========


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the nine months ended September 30, 2002 and 2001
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received as of September 30, 2002 and 2001, and December 31, 2001 and 2000, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001.

                                                              Sept. 30      Dec. 31       Sept. 30      Dec. 31
                                                                2002          2001          2001          2000
                                                             ----------    ----------    ----------    ----------
Container purchases included in:
     Container purchases payable....................            $  -          $  -          $  -          $ 88

Distributions to partners included in:
     Due to affiliates..............................               4             2             8             6
     Deferred quarterly distributions...............              38            61            71            66

Proceeds from sale of containers included in:
     Due from affiliates............................             177           244           347           279

The following table summarizes the amounts of container purchases, distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the nine-month periods ended September 30, 2002 and 2001.


                                                                                            2002          2001
                                                                                            ----          ----

Container purchases recorded......................................                        $    -        $    9
Container purchases paid..........................................                             -            96

Distributions to partners declared................................                         2,709         5,692
Distributions to partners paid....................................                         2,730         5,685

Proceeds from sale of containers recorded.........................                         1,061         1,543
Proceeds from sale of containers received.........................                         1,128         1,475

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers transferred during the nine-month periods ended
September 30, 2002 and 2001 was $12 and $9, respectively.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and nine months ended September 30, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

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

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments), which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 2002 and December 31, 2001, and the results of its operations for the three and nine-month periods ended September 30, 2002 and 2001 and changes in partners' capital and cash flows for the nine-month periods ended September 30, 2002 and 2001, have been made.

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

     The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized.

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

     SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted SFAS No. 144 on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses of Debt Extinguishments" and an amendment of that Statement, FASB Statement No. 64. SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." FASB 145 also amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership anticipates that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. For the three and nine-month periods ended September 30, 2002 the Partnership incurred $24 and $66 of incentive management fees, respectively, and $1 and $169, respectively, for the comparable periods in 2001. There were no equipment liquidation fees incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at September 30, 2002 and December 31, 2001.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. These fees totaled $83 and $240 for the three and nine-month periods ended September 30, 2002, respectively, and $104 and $327, respectively, for the comparable periods in 2001.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and nine-month periods ended September 30, 2002 and 2001 were as follows:


                                    Three months          Nine months
                                   ended Sept. 30,      ended Sept. 30,
                                   --------------       ---------------
                                   2002      2001       2002       2001
                                   ----      ----       ----       ----

       Salaries                     $37       $43       $118       $134
       Other                         18        23         64         91
                                     --        --        ---        ---
         Total general and
            administrative costs    $55       $66       $182       $225
                                     ==        ==        ===        ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's containers to the total container fleet of all limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and nine-month periods ended September 30, 2002 and 2001:



                                    Three months          Nine months
                                   ended Sept. 30,      ended Sept. 30,
                                   ---------------      ---------------
                                   2002      2001       2002       2001
                                   ----      ----       ----       ----

        TEM                         $48       $57       $156       $195
        TFS                           7         9         26         30
                                     --        --        ---        ---
          Total general and
            administrative costs    $55       $66       $182       $225
                                     ==        ==        ===        ===

     At September 30, 2002 and December 31, 2001, due from affiliates, net is comprised of:

                                                          2002             2001
                                                          ----             ----
             Due from affiliates:
                      Due from TEM.....................   $157             $192
                                                           ---              ---

             Due to affiliates:
                      Due to TFS.......................     22               23
                      Due to TCC.......................     11               14
                                                           ---              ---
                                                            33               37
                                                           ---              ---

                Due from affiliates, net                  $124             $155
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at September 30, 2002 and 2001:

                                                          2002             2001
                                                          ----             ----

          On-lease under master leases                   4,867            5,302
          On-lease under long-term leases                3,152            2,738
                                                         -----            -----

             Total on-lease containers                   8,019            8,040
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

     The remaining containers are off-lease and are located primarily at a large number of storage depots. At September 30, 2002, the Partnership's off-lease containers were in the following locations:

          Americas                                  971
          Europe                                    303
          Asia                                      392
          Other                                      42
                                                  -----

             Total off-lease containers           1,708
                                                  =====

     At September 30, 2002 approximately 15% of the Partnership's off-lease containers had been specifically identified as for sale.

Note 4.  Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three and nine-month periods ended September 30, 2002 was an increase to depreciation expense of $564. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     The Partnership stopped purchasing containers in 2001, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2002, and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the nine-month periods ended September 30, 2002 and 2001, the Partnership recorded write-down expenses of $279 and $242, respectively, on 545 and 650 containers identified as for sale and requiring a reserve. During the three-month periods ended September 30, 2002 and 2001, the Partnership recorded write-down expenses of $77 and $121, respectively, on 111 and 305 containers identified as for sale and requiring a reserve. During the three and nine-month periods ended September 30, 2002, the Partnership also reclassified 56 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no reclassifications during the three and nine-month periods ended September 30, 2001. At September 30, 2002 and 2001, the net book value of the 251 and 348 containers identified as for sale was $195 and $293, respectively.

     The Partnership sold 630 previously written down containers for a loss of $75 during the nine-month period ended September 30, 2002 and sold 497 previously written down containers for a loss of $19 during the same period in 2001. During the three-month period ended September 30, 2002 the Partnership sold 173 previously written down containers for a loss of $31 and sold 282 previously written down containers for a loss of $10 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded a gain of $38 and a loss of $105 during the nine-month periods ended September 30, 2002 and 2001, respectively. During the three-month periods ended September 30, 2002 and 2001 the Partnership recorded losses of $27 and $1, respectively, on the sale of containers that had not been written down.

     As more containers are subsequently identified for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment may be required in future periods for some of its container rental equipment.


Note 5.  Redemptions

     The following redemptions were consummated by the Partnership during the nine-month periods ended September 30, 2002 and 2001:

                                                                 Units             Average
                                                               Redeemed       Redemption Price       Amount Paid
                                                               ---------      -----------------      ------------
        Total Partnership redemptions as of
          December 31, 2000....................                 54,194             $9.50                  $515
        Nine-month period ended
          September 30, 2001...................                  7,088             $6.57                    47
                                                               -------                                     ---
        Total Partnership redemptions as of
          September 30, 2001...................                 61,282             $9.17                  $562
                                                               =======                                     ===

        Total Partnership redemptions as of
          December 31, 2001....................                 71,715             $8.66                  $621
        Nine-month period ended
          September 30, 2002...................                 37,451             $4.83                   181
                                                               -------                                     ---
        Total Partnership redemptions as of
          September 30, 2002...................                109,166             $7.35                  $802
                                                               =======                                     ===

      The redemption price is fixed by formula.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and nine-month periods ended September 30, 2002 and 2001. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

The Partnership invests working capital, cash flow from operating and investing activities prior to its distribution to the partners in short-term, liquid investments. Rental income and proceeds from container sales are the Partnership's principal sources of liquidity and provide the source of funds for distributions. Rental income and container sales prices have been adversely affected by current market conditions for leased containers, and these market conditions may continue or worsen. Market conditions are discussed more fully in "Results of Operations. " The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the nine-month period ended September 30, 2002, the Partnership declared cash distributions to limited partners pertaining to the period from December 2001 through August 2002 in the amount of $2,681, which represented $0.73 per unit. On a cash basis, after paying redemptions and general partner distribtutions, $1,620 of these distributions was from operating activities, and the balance of $1,061 was a return of capital. On a financial statement basis, after paying redemptions, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the nine-month period ended September 30, 2002, the Partnership redeemed 37,451 units for a total dollar amount of $181. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the nine-month periods ended September 30, 2002 and 2001, was $1,829 and $3,239, respectively. The decrease of $1,410, or 44%, was primarily attributed to the fluctuation in net earnings, adjusted for non-cash transactions, and the fluctuations in due from affiliates, net and gross accounts receivable. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income, which is discussed more fully in "Results of Operations." The fluctuations in due from affiliates, net, resulted from timing differences in the payment of expenses, fees and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts. The decrease of $93 in gross accounts receivable during the nine-month period ended September 30, 2002 was primarily due to the decrease in rental income, and was partially offset by the increase in the average collection period of accounts receivable. The decrease in gross accounts receivable of $396 during the same period in 2001 was primarily due to the decrease in rental income and a decline in the average collection period of accounts receivable.

For the nine-month periods ended September 30, 2002 and 2001 net cash provided by investing activities (the purchase and sale of containers) was $1,128 and $1,379, respectively. The decrease of $251 was due to the decrease in proceeds from container sales of $347, offset by the decrease in cash used for container purchases of $96. Cash used for container purchases decreased as the Partnership did not purchase containers during the nine-month period ended September 30, 2002 as it is now in its liquidation phase, as discussed above. Proceeds from container sales decreased primarily due to the decrease in the number of containers sold and a decrease in the sales price received on container sales. Some containers sold were located in low demand locations, and these sales were driven by not only by the liquidation plans discussed above, but also by adverse market conditions in these locations. The sale of containers in these locations, the decline in value of used containers, and the related market conditions are discussed more fully under "Results of Operations."

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees and reimbursement of administrative expenses) was directly related to the size of the container fleet during the nine-month periods ended September 30, 2002 and 2001, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                               2002        2001
                                                               ----        ----
                 Beginning container fleet...............    10,990      13,243
                 Ending container fleet..................     9,727      11,519
                 Average container fleet.................    10,359      12,381

The average container fleet decreased 16% from the nine-month period ended September 30, 2001 to the comparable period in 2002, primarily due to continuing sales of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The decline in the container fleet has contributed to an overall decline in rental income from the nine-month period ended September 30, 2001 to the equivalent period in 2002. This decline is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 69%, and 71% during the nine-month periods ended September 30, 2002 and 2001, respectively. The remaining container fleet is off-lease and is located primarily at a large number of storage depots. At September 30, 2002, the Partnership's off-lease containers (in units) were in the following locations:

     Americas                                    971
     Europe                                      303
     Asia                                        392
     Other                                        42
                                               -----

     Total off-lease containers                1,708
                                               =====

At  September  30,  2002  approximately  15%  of  the  Partnership's   off-lease
containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 11% between the periods. The decrease in the average rental rate was due to declines in both master and long term lease rates, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but an increasing percentage of the Partnership's containers are on lease under long term leases, 39% as of September 30, 2002 versus 34% as of September 30, 2001. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the nine-month periods ended September 30, 2002 and 2001.

The Partnership's (loss) income from operations for the nine-month periods ended September 30, 2002 and 2001 was ($518) and $385, respectively, on rental income of $3,448 and $4,735, respectively. The decrease in rental income of $1,287, or 27%, from the nine-month period ended September 30, 2001 to the comparable period in 2002 was attributable to the decreases in income from container rentals and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $1,102, or 27%, primarily due to decreases in the average container fleet of 16%, average rental rates of 11% and average on-hire utilization of 3% between the periods.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which was primarily a result of the worldwide economic slowdown. Two other factors reduced the demand for leased containers. Shipping lines added larger vessels to their fleets, which combined with lower cargo volume growth, made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001. An additional increase in vessel capacity of approximately 12% is expected in 2002.

Utilization has improved steadily since March 2002 due to:
o    An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that is currently affecting U.S. West Coast ports is having a short-term positive effect on demand for containers as shipping lines are not able to reposition enough containers to Asia and must lease more containers to meet their customers' demands

This utilization improvement has continued into the fourth quarter of 2002 but the General Partners caution that market conditions could deteriorate again due to global economic conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Despite the improvement in utilization, the Partnership continues to sell (rather than reposition) some older containers located in low demand locations. For the number of off-lease containers located in the lower demand locations in the Americas and Europe, see chart above. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision had been made to sell containers, the Partnership wrote down the value of these specifically identified containers when the carrying value was greater than the container's estimated fair value, which was based on recent sales prices less cost of sales. Due to declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers. Should the decline in economic value of continuing to own such containers turn out to be permanent, the Partnership may be required to write-down the value of some of its container rental equipment.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the nine-month period ended September 30, 2002, other rental income was $423, a decrease of $185 from the equivalent period in 2001. Other rental income decreased primarily due to the declines in location and DPP income. Location income decreased $107, primarily due to the decrease in charges to lessees for dropping off containers in certain locations. DPP income decreased $96, due to the decline in the number of containers covered under DPP and a decrease in the average DPP price charged per container.

Direct container expenses decreased $387, or 28%, from the nine-month period ended September 30, 2001 to the equivalent period in 2002. The decrease was primarily due to the decrease in the average fleet size. Repositioning, DPP and storage expenses decreased $229, $60, and $37, respectively. Repositioning expense decreased due to the decline in the number of containers repositioned and a decrease in the average cost of repositioning containers. DPP expense decreased primarily due to the decrease in the number of containers covered under DPP and the decrease in the average DPP repair cost per container. Storage expense decreased despite the decline in average fleet utilization, primarily due to the decrease in the average fleet size.

Bad debt expense (benefit) was $18, and ($8) for the nine-month periods ended September 30, 2002 and 2001, respectively. Fluctuations in bad debt expense (benefit) reflect the adjustment to the bad debt allowance and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expense recorded during the nine-month period ended September 30, 2002 reflects a higher reserve estimate from December 31, 2001. The benefit recorded during the comparable period in 2001 reflects a lower reserve estimate from December 31, 2000.

Depreciation expense increased $189, or 10%, from the nine-month period ended September 30, 2001 to the comparable period in 2002, primarily due an increase in the depreciation rate as a result of changes in estimated salvage values as discussed below, offset by the decrease in average fleet size noted above.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three and nine- month periods ended September 30, 2002 was an increase to depreciation expense of $564. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates. If the estimates regarding residual value and remaining useful life of the containers were to decline, depreciation expense would increase, adversely affecting the Partnership's operating results.

The Partnership stopped purchasing containers in 2001, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at September 30, 2002, and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the nine-month periods ended September 30, 2002 and 2001, the Partnership recorded write-down expenses of $279 and $242, respectively, on 545 and 650 containers identified as for sale and requiring a reserve. During the nine-month period ended September 30, 2002, the Partnership also reclassified 56 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no reclassifications during the nine-month period ended September 30, 2001. At September 30, 2002 and 2001, the net book value of the 251 and 348 containers identified as for sale was $195 and $293, respectively.

The Partnership sold 630 previously written down containers for a loss of $75 during the nine-month period ended September 30, 2002 and sold 497 previously written down containers for a loss of $19 during the same period in 2001. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded a gain of $38 and a loss of $105 during the nine-month periods ended September 30, 2002 and 2001, respectively.

As more containers are subsequently identified for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment and cautions that a write-down of container rental equipment may be required in future periods for some of its container rental equipment.

Management fees to affiliates decreased $190, or 38% from the nine-month period ended September 30, 2001 to the equivalent period in 2002. The decrease was due to decreases in both incentive and equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital decreased primarily due to the decrease in the amount of distributions paid from cash from operations between the two periods. Equipment management fees, which are based primarily on gross revenue, decreased as a result of the decrease in rental income and were approximately 7% of rental income for both nine-month periods ended September 30, 2002 and 2001.

General and administrative costs to affiliates decreased $43, or 19%, from the nine-month period ended September 30, 2001 to the same period in 2002, primarily due to the decrease in overhead costs allocated from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

Loss on sale of containers, net fluctuated from $124 for the nine-month period ended September 30, 2001 to $37 for the comparable period in 2002. The fluctuation was primarily due to the decrease in the number of container sold and the decrease in the average loss recorded on containers sold during the nine-month period ended September 30, 2002, compared to the same period in 2001.

Net earnings (loss) per limited partnership unit fluctuated from earnings $0.10 to a loss of $0.15 from the nine-month period ended September 30, 2001 to the comparable period in 2002, respectively, reflecting the fluctuations in net earnings (loss) allocated to limited partners from earnings of $377 to a loss of $541, respectively. The allocation of net earnings (loss) for the nine-month periods ended September 30, 2002 and 2001 included a special allocation of gross income to General Partners of $33 and $57, respectively, in accordance with the Partnership Agreement.

The following is a comparative analysis of the results of operations for the three-month periods ended September 30, 2002 and 2001.

The Partnership's (loss) income from operations for the three-month periods ending September 30, 2002 and 2001 was ($450) and $152, respectively, on rental income of $1,207 and $1,485, respectively. The decrease in rental income of $278, or 19%, from the three-month period ended September 30, 2001 to the comparable period in 2002 was attributable to decreases in container rental income and other rental income. Income from container rentals decreased $190, or 15%, primarily due to decreases in the average container fleet of 16% and average rental rates of 13%, offset by an increase in average on-hire utilization of 12%.

For the three-month period ended September 30, 2002, other rental income was $151, a decrease of $88 from the equivalent period in 2001. The decrease in other rental income was primarily due to the decrease in location income of $81. Location income decreased due to the decrease in charges to lessees for dropping off containers in certain locations and an increase in credits granted to lessees for picking up containers from certain locations.

Direct container expenses decreased $117, or 28%, from the three-month period ending September 30, 2001 to the equivalent period in 2002. The decrease was primarily due to decreases in storage, DPP and repositioning expenses of $68, $28 and $25, respectively. Storage expense decreased primarily due to the decline in average fleet size and the increase in utilization noted above. The decline in DPP expense was due to decreases in the average DPP repair cost per container, offset by an increase in the number of containers covered under DPP. Repositioning expense decreased due to a decrease in the average cost of repositioning containers, offset by an increase in the number of containers repositioned.

Bad debt expense decreased from $15 for the three-month period ended September 30, 2001 to $5 for the comparable period in 2002. The decline was due to a lower adjustment to bad debt estimate during the three-month period ended September 30, 2002 compared to the same period in 2001.

Depreciation expense increased $429, or 75%, from the three-month period ended September 30, 2001 to the comparable period in 2002 primarily due to the change in estimated salvage values used to calculate depreciation expense as noted above.

During the three-month periods ended September 30, 2002 and 2001, the Partnership recorded write-down expenses of $77 and $121, respectively, on 111 and 305 containers identified as for sale and requiring a reserve. The Partnership sold 173 previously written down containers for a loss of $31 during the three-month period ended September 30, 2002 and sold 282 previously written down containers for a loss of $10 during the same period in 2001. The Partnership also sold containers that had not been written down and recorded losses of $27 and $1 during the three-month periods ended September 30, 2002 and 2001, respectively.

Management fees to affiliates increased $2, or 2%, from the three-month period ended September 30, 2001 to the comparable period in 2002. The increase was due to an increase in incentive management fees, offset by a decrease in equipment management fees. Incentive management fees increased primarily due to the increase in the amount of distributions made from cash from operations between the two periods. Equipment management fees decreased as a result of the decrease in rental income and were approximately 7% of rental income for both periods.

General and administrative costs to affiliates decreased $11, or 17%, from the three-month period ended September 30, 2001 to the same period in 2002 primarily due to a decrease in the allocation of overhead costs from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Loss on sale of containers, net fluctuated from $11 for the three-month period ended September 30, 2001 to $58 for the comparable period in 2002. The fluctuation was primarily due to the increase in the average loss recorded on container sales, offset by the decrease in the number of containers sold from the three-month period ended September 30, 2001, to the same period in 2002.

Net earnings (loss) per limited partnership unit fluctuated from earnings of $0.04 during the three-month period ended September 30, 2001 to a loss of $0.13 for the comparable period in 2002, reflecting the fluctuation in net earnings
(loss) allocated to limited partners from earnings of $131 to a loss of $456, respectively. The allocation of net earnings (loss) for the three-month periods ended September 30, 2002 and 2001 included a special allocation of gross income to the General Partners in accordance with the Partnership Agreement.

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

The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates. If the estimates regarding residual value and remaining useful life of the containers were to decline, depreciation expense would increase, adversely affecting the Partnership's operating results.

Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized. Any additional write-downs, or losses would adversely affect the Partnership's operating results.

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

SFAS No. 144 establishes a single-accounting model for long-lived assets to be disposed of while maintaining many of the provisions relating to impairment testing and valuation. The Partnership adopted SFAS No. 144 on January 1, 2002 and there was no material impact on the Partnership's financial condition, operating results or cash flow.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses of Debt Extinguishments" and an amendment of that Statement, FASB Statement No. 64. SFAS No. 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." FASB 145 also amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These rescissions and amendment are not anticipated to have a material impact on the financial statements of the Partnership.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Partnership anticipates that the adoption of SFAS No. 146 will not have a material impact on its financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Inapplicable.

Item 4.  Controls and Procedures.

Based on an evaluation of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934) conducted within ninety days of the filing date of this report, the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


Part II

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits  99.1  and 99.2 Certifications pursuant to  18  U.S.C. Section
         1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Not applicable.



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


                                   TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By _______________________________
                                      Ernest J. Furtado
                                      Chief Financial Officer


Date:  November 19, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date


________________________                 Chief Financial Officer, Senior                November 19, 2002
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      November 19, 2002
John A. Maccarone



Part II

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits 99.1 and 99.2  Certifications  pursuant  to  18 U.S.C. Section
         1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Not applicable.




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


                                   TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                   A California Limited Partnership

                                   By Textainer Financial Services Corporation
                                   The Managing General Partner



                                   By /s/Ernest J. Furtado
                                      ___________________________________
                                      Ernest J. Furtado
                                      Chief Financial Officer


Date:  November 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                   Title                                          Date


/s/Ernest J. Furtado
__________________________________          Chief Financial Officer, Senior                November 19, 2002
Ernest J. Furtado                           Vice President and Secretary




/s/John A. Maccarone                        President                                      November 19, 2002
__________________________________
John A. Maccarone


CERTIFICATIONS

I, John A. Maccarone, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund II, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

      c.)   presented in  this   quarterly  report  our  conclusions  about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls ; and

      b.)   any fraud,  whether or  not  material,  that  involves management or
            other  employees  who have a   significant role in  the registrant's
            internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 19, 2002

                                 /s/ John A. Maccarone
                                 _____________________________________
                                 John A. Maccarone
                                 President and Director of TFS

CERTIFICATIONS

I, Ernest J. Furtado, certify that:

1. I have reviewed this quarterly report on form 10-Q of Textainer Equipment Income Fund II, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and

      c.)   presented in  this   quarterly  report  our  conclusions  about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls ; and

      b.)   any fraud,  whether or  not  material,  that  involves management or
            other  employees  who have a   significant role in  the registrant's
            internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 19, 2002

                               /s/ Ernest J. Furtado
                               _________________________________________________
                               Ernest J. Furtado
                               Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund II, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 19, 2002 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (ii) The information   contained  in the Report  fairly  presents,  in  all
          material respects, the financial condition, results of operations and cash flows of the Registrant.





     November 19, 2002




                                  By  /s/ John A. Maccarone
                                      _________________________________
                                      John A. Maccarone
                                      President and Director of TFS

                                  EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund II, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended September 30, 2002, as filed on November 19, 2002 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.





     November 19, 2002




                         By  /s/ Ernest J. Furtado
                             _________________________________________________
                             Ernest J. Furtado
                             Chief Financial Officer, Senior Vice President, Secretary and Director of TFS