Form 10-K
period 2002-12-31
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 2003-03-26
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 26, 2003


Securities and Exchange Commission
Washington, DC  20549

Ladies & Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

                   For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.
                                                            --------------
Documents Incorporated by Reference

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

(b)            Financial Information About Industry Segments

               Inapplicable.

(c)            Narrative Description of Business

(c)(1)(i) A container leasing company generally, and the Registrant specifically, is an operating business comparable to a rental car business. A customer can lease a car from a bank leasing department for a monthly charge which represents the cost of the car, plus interest, amortized over the term of the lease; or the customer can rent the same car from a rental car company at a much higher daily lease rate. The customer is willing to pay the higher daily rate for the convenience and value-added features provided by the rental car company, the most important of which is the ability to pick up the car where it is most convenient, use it for the desired period of time, and then drop it off at a location convenient to the customer. Rental car companies compete with one another on the basis of lease rates, availability of cars, and the provision of additional services. They generate revenues by maintaining the highest lease rates and the highest utilization that market conditions will allow, and by augmenting this income with proceeds from sales of insurance, drop-off fees, and other special charges. A large percentage of lease revenues earned by car rental companies are generated under corporate rate agreements wherein, for a stated period of time, employees of a participating corporation can rent cars at specific terms, conditions and rental rates.

               Container leasing companies and the Registrant operate in a similar manner by owning a worldwide fleet of new and used transportation containers and leasing these containers to international shipping companies hauling various types of goods among numerous trade routes. All lessees pay a daily rental rate and in certain markets may pay special handling fees and/or drop-off charges. In addition to these fees and charges, a lessee must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing certain physical damage to containers. Container leasing companies compete with one another on the basis of lease rates, fees charged, services provided and availability of equipment. To ensure the availability of equipment to its customers, container leasing companies and the Registrant may pay to reposition containers from low demand locations to higher demand locations. By maintaining the highest lease rates and the highest equipment utilization allowed by market conditions, the Registrant attempts to generate revenue and profit.

               The majority of the Registrant's equipment is leased under master operating leases, which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that the lessee, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container under lease do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in his possession (whether or not he is actively using it), is responsible for any damage, and must insure the container against liabilities.

               A substantial portion of the Partnership's equipment is leased under long-term lease agreements, rather than master leases. Unlike master lease agreements, long-term lease agreements provide for containers to be leased for periods of between three to five years. Such leases are generally cancelable with a penalty at the end of each twelve-month period. Direct finance leases currently cover a minority of the Partnership's equipment. Under direct finance leases, the containers are usually leased from the Partnership for the remainder of the container's useful life with a purchase option at the end of the lease term. For a more detailed discussion of the leases for the Registrant's equipment, see "Leasing Policy" under "Business of the Partnership" in the Registrant's Prospectus as supplemented.

(c)(1)(ii)     Inapplicable.

(c)(1)(iii)    Inapplicable.

(c)(1)(iv)     Inapplicable.

(c)(1)(v)      Inapplicable.

(c)(1)(vi)     Inapplicable.

(c)(1)(vii) No single lessee generated lease revenue for the years ended December 31, 2002, 2001 and 2000 which was 10% or more of the total revenue of the Registrant.

(c)(1)(viii)   Inapplicable.

(c)(1)(ix)     Inapplicable.

(c)(1)(x) There are approximately 80 container leasing companies of which the top ten control approximately 85% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 26% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the largest standard dry freight container leasing company and manages approximately 14% of the equipment held by all container leasing companies. The customers for leased containers are primarily international shipping lines. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers and allowing lessees to gain concessions from lessors about price, special charges or credits and, in certain markets, the age specification of the containers leased. Furthermore, primarily as a result of lower new container prices and low interest rates, shipping lines now own, rather than lease, a higher percentage of containers. The decrease in demand from shipping lines, along with the entry of new leasing company competitors offering low container rental rates, has increased competition among container lessors such as the Registrant.

               Furthermore, changes in worldwide demand for shipping have placed additional strains on competition. Utilization of containers can be maximized if containers that come off-lease can be re-leased in the same location. If demand for containers is strong in some parts of the world and weak in others, containers that come off-lease may have to be repositioned, usually at the Registrant's expense, before they can be re-leased. Over the last several years, demand for goods brought into Asia has been lower than demand for goods brought out of Asia. This imbalance has created low demand locations in certain areas of international shipping routes, where containers coming off-lease after the delivery of goods cannot quickly be re-leased. The Registrant has frequently been required to reposition containers from these low demand locations, or to sell containers, if an analysis indicates that the sale may yield greater economic benefits than continued ownership, given the costs of repositioning and estimates of future rental rates and opportunities. Containers sold in these low demand locations have frequently been older containers. Shipping lines have an advantage over container leasing companies with respect to these low demand locations, because the shipping companies can frequently reposition their own containers, while leasing companies have to find alternative ways of repositioning their containers, including offering incentives to shipping lines or paying directly for the repositioning.

(c)(1)(xi)     Inapplicable.

(c)(1)(xii)    Inapplicable.

(c)(1)(xiii)   The Registrant  has no employees.  Textainer  Financial  Services
               Corporation (TFS), a wholly owned subsidiary of Textainer Capital
               Corporation   (TCC),   the  Managing   General   Partner  of  the
               Registrant, is responsible for the overall management of the business of the Registrant and at December 31, 2002 had 3 employees. Textainer Equipment Management Limited (TEM), an
               Associate General Partner, is responsible for the management of the leasing operations of the Registrant and at December 31, 2002 had a total of 147 employees.

(d)            Financial  Information About Foreign and Domestic  Operations and
               Export Sales.

               The Registrant is involved in leasing containers to international shipping companies for use in world trade. Approximately 12%, 16% and 16% of the Registrant's rental revenue during the years ended December 31, 2002, 2001, and 2000, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. See "Business of the Partnership" in the Registrant's prospectus, as supplemented, and for a discussion of the risks of leasing containers for use in world trade see "Risk Factors and Forward-Looking Statements" in Item 7 herein.

ITEM 2.        PROPERTIES

As of December 31, 2002, the Registrant owned the following types and quantities of equipment:


                   20-foot standard dry freight containers         1,558
                   40-foot standard dry freight containers         3,938
                   40-foot high cube dry freight containers        3,929
                                                                   -----
                                                                   9,425
                                                                   =====

During December 2002, approximately 85% of these containers were on lease to international shipping companies, and the balance were being stored primarily at a large number of storage depots located worldwide. At December 31, 2002 approximately 10% of the Partnership's off-lease equipment had been specifically identified as for sale. Generally, the Partnership sells containers (i) that have reached the end of their useful lives or (ii) that an analysis indicates that their sale is otherwise warranted. The Partnership expects more containers to be identified as for sale for these reasons and as the Partnership continues its liquidation plans. Some containers identified for sale have been written down, as described below in Item 7, "Results of Operations."

For information about the Registrant's property, see "Business of the Partnership" in the Registrant's Prospectus, as supplemented. See also Item 7, "Results of Operations" for more information about container sales and write-downs, as well as the location of the Registrant's off-lease containers.


ITEM 3.      LEGAL PROCEEDINGS

The Registrant is not subject to any legal proceedings.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Inapplicable.

                                     PART II

ITEM 5.      MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS

PART 201:

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

(a)(1)(ii)     Inapplicable.

(a)(1)(iii)    Inapplicable.

(a)(1)(iv)     Inapplicable.

(a)(1)(v)      Inapplicable.

(a)(2)         Inapplicable.

(b)    Holders.

(b)(1) As of January 1, 2003, there were 4,505 holders of record of limited partnership interests in the Registrant.

(b)(2)         Inapplicable.

(c)    Dividends.

               Inapplicable.

Effective July, 2001, when the Registrant began its liquidation phase, the Registrant makes monthly distributions to its limited partners in an amount equal to the Registrant's excess cash, after redemptions and working capital reserves. For the year ended December 31, 2002, the Registrant paid distributions at an annualized rate equal to 4.95% of a Unit's initial cost or $0.99 per Unit per year. For the year ended December 31, 2001, the Registrant was paying monthly distributions at an annualized rate of 9.85% of a Unit's initial cost, or $1.97 per Unit. For information about the amount of distributions paid during the five most recent fiscal years, see Item 6, "Selected Financial Data."

PART 701:         Inapplicable.


ITEM 6.  SELECTED FINANCIAL DATA

                                                          (Amounts in thousands except for per unit amounts)
                                                                      Years Ended December 31,
                                         ----------------------------------------------------------------------------------
                                              2002              2001            2000            1999             1998
                                              ----              ----            ----            ----             ----
Rental income.......................      $  4,712          $  6,053        $  7,772        $  8,133         $ 10,031

Income from operations..............      $     80          $    459        $  2,436        $    857         $  2,393

Net earnings........................      $     87          $    515        $  2,566        $    957         $  2,492

Net earnings per unit
  of limited partner
  interest..........................      $   0.01          $   0.12        $   0.68        $   0.24         $   0.63

Distributions per unit of
  limited partner
  interest..........................      $   0.99          $   1.97        $   1.60        $   1.60         $   1.60

Distributions per unit of
  limited partner
  interest representing
  a return of capital...............      $   0.98          $   1.85        $   0.92        $   1.36         $   0.97

Total assets........................      $ 18,746          $ 22,671        $ 29,763        $ 33,676         $ 38,644



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 2002, 2001 and 2000. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

The Partnership invests working capital, cash flow from operating and investing activities prior to its distribution to the partners in short-term, liquid investments. Rental income and proceeds from container sales are the Partnership's principal source of liquidity and provides a major source of funds for distributions. Rental income and container sales prices are affected by market conditions for leased and used containers. Market conditions are discussed more fully in "Results of Operations." The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the year ended December 31, 2002, the Partnership declared cash distributions to limited partners pertaining to the period from December 2001 through November 2002 in the amount of $3,617, which represented $0.99 per unit. On a cash basis, after paying redemptions and general partner distributions, $2,255 of these distributions was from operating activities, and the balance of $1,362 was a return on capital. On a financial statement basis, after paying redemptions, all of these distributions were a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the year ended December 31, 2002, the Partnership redeemed 57,855 units for a total dollar amount of $262. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the years ended December 31, 2002 and 2001, was $2,554 and $4,129, respectively. The decrease of $1,575, or 38%, was primarily attributed to the fluctuation in net earnings, adjusted for non-cash transactions, and fluctuations in gross accounts receivable and due from affiliates, net. Net earnings, adjusted for non-cash transactions, decreased primarily due to the decrease in rental income, partially offset by the decline in direct container expenses. These items are discussed more fully in "Results of Operations." Gross accounts receivable decreased $31 during the year ended December 31, 2002, due to the decline in rental income, offset by the increase in the average collection period of accounts receivable. The decrease in gross acounts receivable of $603 during the same period in 2001 was due to the declines in rental income and the average collection period of accounts receivable. The fluctuations in due from affiliates, net, resulted from timing differences in payment of expenses, fees and distributions, and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts.

For the year ended December 31, 2002 and 2001 net cash provided by investing activities (the purchase and sale of containers) was $1,481 and $1,932, respectively. The decrease of $451 was due to the decrease in proceeds from container sales of $550, offset by the decrease in cash used for container purchases of $99. Cash used for container purchases decreased as the Partnership did not purchase containers during the year ended December 31, 2002 as it is now in its liquidation phase, as discussed above. Proceeds from container sales decreased primarily due to the decrease in the number for containers sold. Some containers sold were located in low demand locations, and these sales were driven by the liquidation plans discussed above, and by adverse market conditions in these locations. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations. Although the average sales prices were comparable between the periods, generally, the sales prices received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. The sale of containers in these locations, the decline in value for used containers, and the related market conditions are discussed more fully under "Results of Operations".

Due, in part, to current market conditions and their effect on demand for used containers, the Partnership has been primarily selling containers only if the containers are at the end of their useful lives or if they are located in these low demand locations. Therefore, and as noted above, the Partnership has implemented its liquidation phase to date by selling containers gradually. The Partnership will continue to evaluate its options for selling containers in the context of both these market conditions and the Partnership's liquidation plans. The number of containers sold both in low demand locations and elsewhere, as well as the amount of sales proceeds, will affect how much the Partnership will pay in future distributions to Partners.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees and reimbursement of administrative expenses) was directly related to the size of the container fleet during the years ended December 31, 2002, 2001 and 2000, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                        2002      2001     2000
                                                        ----      ----     ----

         Beginning container fleet...............     10,990    13,243   14,269
         Ending container fleet..................      9,425    10,990   13,243
         Average container fleet.................     10,208    12,117   13,756

The average container fleet decreased 16% and 12% from the years ended December 31, 2001 to 2002 and from December 31, 2000 to 2001, respectively, primarily due to continuing sales of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The declines in the container fleet have contributed to overall declines in rental income from the years ended December 31, 2001 to 2002 and December 31, 2000 to 2001. These declines are expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 73%, 70% and 81% during the years ended December 31, 2002, 2001 and 2000, respectively. The remaining container fleet is off-lease and is located primarily at a large number of storage depots. At December 31, 2002 and 2001, utilization was 85% and 65%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                               2002         2001
                                               ----         ----
           Americas                             894        1,105
           Europe                               289          390
           Asia                                 210        2,221
           Other                                 39           42
                                              -----        -----

           Total off-lease containers         1,432        3,758
                                              =====        =====


At December 31, 2002 approximately 10% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 11% between the periods. The decrease in the average rental rate was due to declines in both master and long term lease rates, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but an increasing percentage of the Partnership's containers are on lease under long term leases, 40% as of December 31, 2002 versus 37% as of December 31, 2001. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the years ended December 31, 2002, 2001 and 2000.

The Partnership's income from operations for the years ended December 31, 2002 and 2001 was $80 and $459, respectively, on rental income of $4,712 and $6,053, respectively. The decrease in rental income of $1,341, or 22%, from the year ended December 31, 2001 to the comparable period in 2002 was attributable to decreases in income from container rentals and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $1,115, or 21%, primarily due to decreases in the average container fleet of 16% and average rental rates of 11%, offset by the increase in average on-hire utilization of 4% between the periods.

The Partnership's income from operations for the years ended December 31, 2001 and 2000 was $459 and $2,436, respectively, on rental income of $6,053 and $7,772, respectively. The decrease in rental income of $1,719, or 22%, from the year ended December 31, 2000 to the comparable period in 2001 was attributable to the decrease in container rental income, offset by the increase in other rental income. Income from container rentals decreased $1,781, or 25%, primarily due to decreases in the average on-hire utilization of 14%, the average container fleet of 12% and average rental rates of 3% between the periods.

In the fourth quarter of 2000, utilization began to decline and continued to decline during 2001 and the beginning of 2002. This decline was due to lower overall demand by shipping lines for leased containers, which was primarily a result of the worldwide economic slowdown. Two other factors reduced the demand for leased containers. Shipping lines added larger vessels to their fleets, which combined with lower cargo volume growth, made it easier for them to use otherwise empty vessel space to reposition their own containers back to high demand locations. Additionally, in anticipation of the delivery of these new, larger vessels, many shipping lines placed large orders for new containers in 2000 and 2001, thus temporarily reducing their need to lease containers. These orders for additional containers are part of a general increase in vessel capacity for the shipping lines. This increase in vessel capacity amounted to 12% in 2001 and 10% in 2002.

Utilization has improved steadily since March 2002 through the end of 2002 due to:
o    An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that affected U.S. West Coast ports in the third and part of the fourth quarter had short-term positive effects on demand for containers as shipping lines were not able to reposition enough containers to Asia and had to lease more containers to meet their customers' demands

Although utilization appears to have stabilized in the beginning of 2003, the General Partners caution that market conditions could deteriorate again due to global economic conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

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

Once the decision was made to sell containers, the Partnership wrote down the value of these specifically identified containers when the carrying value was greater than the container's estimated fair value, which was based on recent sales prices less cost of sales. Due to declines in container sales prices, the actual sales prices received on some containers were lower than the estimates used for the write-down, resulting in the Partnership incurring losses upon the sale of some of these containers. Until market conditions improve, the Partnership may incur further write-downs and/or losses on the sale of such containers before they reach the end of their useful life. The Partnership will continue to evaluate whether additional write-downs are necessary for its container rental equipment.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the year ended December 31, 2002, other rental income was $552, a decrease of $226 from the equivalent period in 2001. Other rental income decreased primarily due to the declines in location and DPP income. Location income decreased $128, primarily due to the decrease in charges to lessees for dropping off containers in certain locations. DPP income decreased $114, due to the decline in the number of containers covered under DPP and a decrease in the average DPP price charged per container.

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

Direct container expenses decreased $497, or 30%, from the year ended December 31, 2001 to the equivalent period in 2002. The decrease was primarily due to the decrease in the average fleet size. Repositioning, storage and DPP expenses decreased $206, $167 and $70, respectively. Repositioning expense decreased due to shorter average repositioning moves resulting in decreased average repositioning costs and a decrease in the number of containers repositioned. Storage expense decreased primarily due to the decrease in average fleet size noted above. DPP expense decreased primarily due to the decrease in the number of containers covered under DPP and the decrease in the average DPP repair cost per container.

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

Bad debt expense (benefit) was $19, ($21) and ($44) for the years ended December 31, 2002, 2001 and 2000, respectively. Fluctuations in bad debt expense (benefit) reflect the adjustment to the bad debt allowance and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The expense recorded during the year ended December 31, 2002 reflects the addition to bad debt allowance, after deductions had been taken against the reserve. The benefits recorded during the years ended December 31, 2001 and 2000 reflect lower reserve estimates from December 31, 2000 and 1999.

Depreciation expense increased $24, or 1%, from the years ended December 31, 2001 to 2002, despite the decrease in fleet size. The increase was primarily due to the increase in the depreciation rate as a result of changes in estimated salvage values as discussed below. Depreciation expense decreased $297, or 11% from the year ended December 31, 2000 to 2001, primarily due to the decline in average fleet size and certain containers, acquired used, which have been fully depreciated. If estimates regarding residual value and remaining useful life of the containers were to decline, depreciation expense would increase, adversely affecting the Partnership's operating results.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated residual dollar value. The effect of this change for the year ended December 31, 2002 was an increase to depreciation expense of $538. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates. If estimates regarding residual value and remaining useful life of the containers were to decline, depreciation expense would increase, adversely affecting the Partnership's operating results.

The Partnership stopped purchasing containers in 2001, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the years ended December 31, 2002, 2001 and 2000 the Partnership recorded write-down expenses of $277, $399 and $255, respectively, on 556, 1,023 and 631 containers identified as for sale and requiring a reserve. During the year ended December 31, 2002, the Partnership also transferred 89 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no transfers during the years ended December 31, 2001 and 2000. At December 31, 2002 and 2001, the net book value of the 143 and 415 containers identified as for sale was $121 and $339, respectively.

The Partnership sold 746 of these previously written down containers for a loss of $7 during the year ended December 31, 2002 and sold 816 previously written down containers for a loss of $27 during the same period in 2001. During the year ended December 31, 2000 the Partnership sold 716 previously written down containers for a loss of $21. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded (gains)/losses of ($110), $108 and ($130) during the years ended December 31, 2002, 2001 and 2000, respectively.

As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Management fees to affiliates decreased $194, or 32%, and $177, or 22%, from the years ended December 31, 2001 to 2002 and December 31, 2000 to 2001, respectively. The decrease was due to decreases in both incentive and equipment management fees. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital decreased primarily due to the decrease in the amount of distributions paid from cash from operations between the periods. Equipment management fees, which are based primarily on gross revenue, decreased as a result of the decrease in rental income and were approximately 7% of rental income for the years ended December 31, 2002, 2001 and 2000.

General and administrative costs to affiliates decreased $45, or 16%, and $87, or 23%, from the years ended December 31, 2001 to 2002 and December 31, 2000 to 2001, respectively. These decreases were primarily due to decreases in overhead costs allocated by TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

Other general and administrative costs increased $52, or 43%, and $32, or 36% from the years ended December 31, 2001 to 2002 and December 31, 2000 to 2001, respectively. The increases were primarily due to increases in other service fees between the periods.

Gain on sale of containers increased $238 to a gain of $103 from the year ended December 31, 2001 to 2002 and decreased $244 to a loss of $135 from the year ended December 31, 2000 to 2001. These fluctuations were primarily due to the Partnership selling containers for average gains during 2002 and 2000 and average losses during 2001.

Net earnings per limited partnership unit decreased from $0.68 to $0.12 to $0.01 from the years ended December 31, 2000 to 2001 and to 2002, respectively, reflecting the decreases in net earnings allocated to limited partners from $2,504 to $440 to $50, respectively. The allocation of net earnings for the years ended December 31, 2002, 2001 and 2000 included a special allocation of gross income to General Partners of $36, $70 and $36, respectively, in accordance with the Partnership Agreement.

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

The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. These estimates are based upon assumptions about future demand for leased containers and the estimated sales price at the end of the container's useful life. Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value, reflecting current expectations of ultimate residual values. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates. If the estimates regarding residual value and remaining useful life of the containers were to decline, depreciation expense would increase, adversely affecting the Partnership's operating results.

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

Accounting Pronouncements

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             Attached pages 16 to 30.

                          Independent Auditors' Report
                          ----------------------------

The Partners
Textainer Equipment Income Fund II, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund II, L.P. (a California limited partnership) as of December 31, 2002 and 2001, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund II, L.P. as of December 31, 2002 and 2001, and the results of its operations, its partners' capital, and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



                                  /s/ KPMG LLP




San Francisco, California
February 14, 2003


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

December 31, 2002 and 2001
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------


                                                                            2002                   2001
                                                                       ---------------        --------------
Assets
Container rental equipment, net of accumulated
    depreciation of $14,572 (2001:  $16,028) (note 1(e))               $       17,105         $      21,072
Cash                                                                              373                   266
Accounts receivable, net of allowance
    for doubtful accounts of $81 (2001:  $114)                                  1,198                 1,168
Due from affiliates, net (note 2)                                                  55                   155
Prepaid expenses                                                                   15                    10
                                                                       ---------------        --------------


                                                                       $       18,746         $      22,671
                                                                       ===============        ==============
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                    $           74         $         200
   Accrued liabilities                                                            193                    94
   Accrued damage protection plan costs (note 1(j))                               126                   107
   Accrued recovery costs (note 1(m))                                               8                    93
   Deferred quarterly distributions (note 1(g))                                    47                    61
   Deferred damage protection plan revenue (note 1(k))                             83                    72
                                                                       ---------------        --------------

      Total liabilities                                                           531                   627
                                                                       ---------------        --------------

Partners' capital:
   General partners                                                                 -                     -
   Limited partners                                                            18,215                22,044
                                                                       ---------------        --------------

      Total partners' capital                                                  18,215                22,044
                                                                       ---------------        --------------


                                                                       $       18,746         $      22,671
                                                                       ===============        ==============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Earnings

Years ended December 31, 2002, 2001, and 2000
(Amounts in thousands except for unit and per unit amounts)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                           2002                  2001                   2000
                                                                    -----------------     -----------------      ------------------
Rental income                                                       $          4,712      $          6,053       $           7,772
                                                                    -----------------     -----------------      ------------------

Costs and expenses:
   Direct container expenses                                                   1,176                 1,673                   1,267
   Bad debt expense (benefit)                                                     19                   (21)                    (44)
   Depreciation (note 1(e))                                                    2,384                 2,360                   2,657
   Write-down of containers (note 1(e))                                          277                   399                     255
   Professional fees                                                              48                    30                      60
   Management fees to affiliates (note 2)                                        419                   613                     790
   General and administrative costs to affiliates (note 2)                       239                   284                     371
   Other general and administrative costs                                        173                   121                      89
   (Gain) loss on sale of containers, net (note 1(e))                           (103)                  135                    (109)
                                                                    -----------------     -----------------      ------------------

                                                                               4,632                 5,594                   5,336
                                                                    -----------------     -----------------      ------------------

   Income from operations                                                         80                   459                   2,436
                                                                    -----------------     -----------------      ------------------

   Interest income                                                                 7                    56                     130
                                                                    -----------------     -----------------      ------------------

   Net earnings                                                     $             87      $            515       $           2,566
                                                                    =================     =================      ==================

Allocation of net earnings (note 1(g)):
   General partners                                                 $             37      $             75       $              62
   Limited partners                                                               50                   440                   2,504
                                                                    -----------------     -----------------      ------------------

                                                                    $             87      $            515       $           2,566
                                                                    =================     =================      ==================

Limited partners' per unit share
   of net earnings                                                  $           0.01      $           0.12       $            0.68
                                                                    =================     =================      ==================

Limited partners' per unit share
   of distributions                                                 $           0.99      $           1.97       $            1.60
                                                                    =================     =================      ==================

Weighted average number of limited
   partnership units outstanding (note 1(n))                               3,642,522             3,688,232               3,704,302
                                                                    =================     =================      ==================


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 2002, 2001, and 2000
(Amounts in thousands)
--------------------------------------------------------------------------------------------------------------

                                                                         Partners' Capital
                                                    ----------------------------------------------------------
                                                        General              Limited                Total
                                                    ---------------       --------------       ---------------

Balances at December 31, 1999                       $            -        $      32,504        $       32,504

Distributions                                                  (62)              (5,929)               (5,991)

Redemptions (note 1(o))                                          -                 (112)                 (112)

Net earnings                                                    62                2,504                 2,566
                                                    ---------------       --------------       ---------------

Balances at December 31, 2000                                    -               28,967                28,967
                                                    ---------------       --------------       ---------------

Distributions                                                  (75)              (7,257)               (7,332)

Redemptions (note 1(o))                                          -                 (106)                 (106)

Net earnings                                                    75                  440                   515
                                                    ---------------       --------------       ---------------

Balances at December 31, 2001                                    -               22,044                22,044
                                                    ---------------       --------------       ---------------

Distributions                                                  (37)              (3,617)               (3,654)

Redemptions (note 1(o))                                          -                 (262)                 (262)

Net earnings                                                    37                   50                    87
                                                    ---------------       --------------       ---------------

Balances at December 31, 2002                       $            -        $      18,215        $       18,215
                                                    ===============       ==============       ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2002, 2001, and 2000
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                         2002             2001             2000
                                                                                   ---------------   --------------   --------------
Cash flows from operating activities:
   Net earnings                                                                    $           87    $         515    $       2,566
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation and container write-down (note 1(e))                                   2,661            2,759            2,912
        Decrease in allowance for doubtful accounts                                           (33)            (105)            (179)
        (Gain) loss on sale of containers                                                    (103)             135             (109)
        Decrease (increase) in assets:
           Accounts receivable                                                                 31              603              947
           Due from affiliates, net                                                            (2)             298              (73)
           Prepaid expenses                                                                    (5)               -                1
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                           (27)             (58)              61
           Accrued damage protection plan costs                                                19              (44)            (121)
           Deferred damage protection plan revenue                                             11               21                -
           Warranty claims                                                                      -                -             (172)
           Accrued recovery costs                                                             (85)               5               14
                                                                                   ---------------   --------------   --------------

              Net cash provided by operating activities                                     2,554            4,129            5,847
                                                                                   ---------------   --------------   --------------

Cash flows from investing activities:
   Proceeds from sale of containers                                                         1,481            2,031            2,176
   Container purchases                                                                          -              (99)          (2,283)
                                                                                   ---------------   --------------   --------------

              Net cash provided by (used in) investing activities                           1,481            1,932             (107)
                                                                                   ---------------   --------------   --------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                  (262)            (106)            (112)
   Distributions to partners                                                               (3,666)          (7,341)          (5,994)
                                                                                   ---------------   --------------   --------------

              Net cash used in financing activities                                        (3,928)          (7,447)          (6,106)
                                                                                   ---------------   --------------   --------------

Net increase (decrease) in cash                                                               107           (1,386)            (366)

Cash at beginning of period                                                                   266            1,652            2,018
                                                                                   ---------------   --------------   --------------

Cash at end of period                                                              $          373    $         266    $       1,652
                                                                                   ===============   ==============   ==============


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows--Continued
Years ended December 31, 2002, 2001 and 2000
(Amounts in thousands)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 2002, 2001, 2000 and 1999, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                       2002         2001          2000         1999
                                                                       ----         ----          ----         ----
Container purchases included in:
   Container purchases payable..............................           $  -         $  -          $ 88         $243

Distributions to partners included in:
   Due to affiliates........................................              4            2             6            6
   Deferred quarterly distributions.........................             47           61            66           69

Proceeds from sale of containers
   Due from affiliates......................................            144          244           279          367

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

                                                                                    2002          2001         2000
                                                                                    ----          ----         ----

Container purchases recorded..............................................        $    -        $   11       $2,128
Container purchases paid..................................................             -            99        2,283

Distributions to partners declared........................................         3,654         7,332        5,991
Distributions to partners paid............................................         3,666         7,341        5,994

Proceeds from sale of containers recorded.................................         1,381         1,996        2,088
Proceeds from sale of containers received.................................         1,481         2,031        2,176


The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying  values of containers  transferred  during the years ended December
31, 2002, 2001 and 2000 were $28, $29 and $52, respectively.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes to Financial Statements
Years ended December 31, 2002, 2001 and 2000
(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

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

          (b)   Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned according to the terms of the equipment rental contracts. These contracts are classified as operating leases or direct finance leases based on the criteria of Statement of Financial Accounting Standards No. 13: "Accounting for Leases".

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

          (d)   Fair Value of Financial Instruments

          In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2002 and 2001, the fair value of the Partnership's financial instruments (cash, accounts receivable and current liabilities) approximates the related book value of such instruments.

          (e)   Container Rental Equipment

          Container rental equipment is recorded at the cost of the assets purchased, which includes acquisition fees, less accumulated depreciation charged. Through June 30, 2002 depreciation of new containers was computed using the straight-line method over an estimated useful life of 12 years to a 28% salvage value. Used containers were depreciated based upon their estimated remaining useful life at the date of acquisition (from 2 to 11 years). Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value, reflecting current expectations of ultimate residual values. The effect of this change for the year ended December 31, 2002 was an increase to depreciation expense of $538. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the equipment accounts and any resulting gain or loss is recognized in income for the period.

          In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), the Partnership periodically compares the carrying value of the containers to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds expected future cash flows, the assets are written down to estimated fair value. In addition, containers identified for disposal are recorded at the lower of carrying amount or fair value less cost to sell.

          The Partnership stopped purchasing containers in 2001, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999. Although container prices increased in 2000, these prices declined again in 2001 and have remained low during 2002. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2002 and 2001 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. During the years ended December 31, 2002, 2001 and 2000 the Partnership recorded write-down expenses of $277, $399 and $255, respectively on 556, 1,023 and 631 containers identified as for sale and requiring a reserve. During the year ended December 31, 2002, the Partnership also transferred 89 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no transfers during the years ended December 31, 2001 and 2000. At December 31, 2002 and 2001, the net book value of the 143 and 415 containers identified as for sale was $121 and $339, respectively.

          The Partnership sold 746 of these previously written down containers for a loss of $7 during the year ended December 31, 2002 and sold 816 previously written down containers for a loss of $27 during the same period in 2001. During the year ended December 31, 2000 the Partnership sold 716 previously written down containers for a loss of $21. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

          The Partnership also sold containers that had not been written down and recorded (gains)/losses of ($110), $108 and ($130) during the years ended December 31, 2002, 2001 and 2000, respectively.

          As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

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

          No single lessee generated lease revenue for the years ended December 31, 2002, 2001 and 2000 which was 10% or more of the total revenue of the Partnership.

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

          Actual cash distributions to the Limited Partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded deferred distributions of $47 and $61 at December 31, 2002 and 2001, respectively.

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

          (j)   Damage Protection Plan

          The  Partnership  offers a Damage  Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at December 31, 2002 and 2001, was $126 and $107, respectively.

          (k)   Deferred Damage Protection Plan Revenue

          Under certain DPP coverage, the Partnership receives a prepayment of the DPP revenue. The Partnership records these prepayments as Deferred Damage Protection Plan Revenue. At December 31, 2002 and 2001 these amounts were $83 and $72, respectively.

          (l)   Warranty Claims

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

          (m)   Recovery Costs

          The Partnership accrues an estimate for recovery costs as a result of defaults under its leases that it expects to incur, which are in excess of estimated insurance proceeds. At December 31, 2002 and 2001, the amounts accrued were $8 and $93, respectively.

          (n)   Limited   Partners' Per   Unit  Share   of  Net   Earnings   and
                Distributions

          Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during the years ended December 31, 2002, 2001 and 2000, which were 3,642,522, 3,688,232, and 3,704,302, respectively.

          (o)   Redemptions

          The following redemption offerings were consummated by the Partnership during the years ended December 31, 2002, 2001 and 2000:

                                                          Units             Average
                                                        Redeemed        Redemption Price      Amount Paid
                                                        --------        ----------------      ------------

          Total Partnership redemptions as of
          December 31, 1999......................        37,672             $ 10.70               $ 403
                                                        -------                                     ---


          Year ended:
                December 31, 2000................        16,522             $  6.77                 112
                December 31, 2001................        17,521             $  6.05                 106
                December 31, 2002................        57,855             $  4.53                 262
                                                        -------                                     ---

          Total Partnership redemptions as of
          December 31, 2002......................       129,570             $  6.82               $ 883
                                                        =======                                     ===


          The redemption price is fixed by formula in accordance with the Partnership Agreement.

          (p)   Reclassifications

          Certain reclassifications not affecting net earnings (loss) have been made to prior year amounts in order to conform with the 2002 financial statement presentation.

Note 2.   Transactions with Affiliates

          As part of the operation of the Partnership, the Partnership is to pay to the General Partners an acquisition fee, an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. No acquisition fees were incurred during the years ended December 31, 2002 and 2001. The Partnership capitalized $101 of equipment acquisition fees as part of container rental equipment costs during the year ended December 31, 2000. The Partnership incurred $92, $194 and $250 of incentive management fees during each of the three years ended December 31, 2002, 2001 and 2000, respectively. No equipment liquidation fees were incurred during these periods.

          The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 2002 and 2001.

          Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. For the years ended December 31, 2002, 2001 and 2000, equipment management fees totaled $327, $419 and $540, respectively.

          Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. Total general and administrative costs allocated to the Partnership were as follows:

                                                  2002         2001        2000
                                                  ----         ----        ----

               Salaries                           $151         $171        $192
               Other                                88          113         179
                                                   ---          ---         ---
                 Total general and
                    administrative costs          $239         $284        $371
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

                                                   2002         2001        2000
                                                   ----         ----        ----

               TEM                                 $207         $248        $323
               TFS                                   32           36          48
                                                    ---         ----        ----
                 Total general and
                    administrative costs           $239         $284        $371
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

          At December 31, 2002 and 2001, due from affiliates, net, is comprised of:

                                                              2002         2001
                                                              ----         ----
                     Due from affiliates:
                        Due from TEM...................        $92         $192
                                                                --          ---

                     Due to affiliates:
                        Due to TL......................          1            -
                        Due to TCC.....................         10           14
                        Due to TFS.....................         26           23
                                                                --          ---
                                                                37           37
                                                                --          ---
                     Due from affiliates, net                  $55         $155
                                                                ==          ===

          These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions described above and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

Note 3.  Lease Rental Income (unaudited)

          Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at December 31, 2002 and 2001:

                                                        2002               2001
                                                        ----               ----

              On-lease under master leases             4,833              4,581
              On-lease under long-term leases          3,160              2,651
                                                       -----              -----

              Total on-lease containers                7,993              7,232
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

          The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At December 31, 2002 and 2001, the Partnership's off-lease containers were in the following locations:

                                                      2002           2001
                                                      ----           ----

                Americas                               894          1,105
                Europe                                 289            390
                Asia                                   210          2,221
                Other                                   39             42
                                                     -----          -----

                Total off-lease containers           1,432          3,758
                                                     =====          =====



          At December 31, 2002 approximately 10% of the Partnership's off-lease containers had been specifically identified as for sale.

Note 4.   Income Taxes

          At December 31, 2002, 2001 and 2000, there were temporary differences of $13,712, $15,276 and $16,845, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                              2002            2001          2000
                                                                              ----            ----          ----

         Net income per financial statements....................            $   87          $  515        $2,566

         Decrease in provision for bad debt.....................               (33)           (105)         (179)
         Depreciation for federal income tax purposes less
            than (in  excess) of depreciation  for financial
            statement purposes..................................               287            (373)         (700)
         Gain on sale of fixed assets for federal income tax
            purposes in excess of gain/loss recognized for
            financial statement purposes........................             1,291           2,091         1,885
         Increase (decrease) in damage protection
            plan costs..........................................                19             (44)         (121)
         Warranty reserve income for tax purposes in
            excess of financial statement purposes..............                 -               -          (172)
                                                                             -----           -----         -----
         Net income for
            federal income tax purposes.........................            $1,651          $2,084        $3,279
                                                                             =====           =====         =====



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Selected Quarterly Financial Data
-----------------------------------------------------------------------------------------------------------------------

The following is a summary of selected quarterly financial data for the years ended
December 31, 2002, 2001 and 2000:

                                                                          (Amounts in thousands)
                                                                            2002 Quarters Ended
                                                   --------------------------------------------------------------------
                                                      Mar. 31          June 30           Sept. 30           Dec. 31
                                                   --------------------------------------------------------------------
Rental income                                         $ 1,136          $ 1,105            $ 1,207           $ 1,264

(Loss) income from operations                         $  (138)         $    70            $  (450)          $   598

Net (loss) earnings                                   $  (137)         $    72            $  (448)          $   600

Limited partners' share of net (loss) earnings        $  (146)         $    61            $  (456)          $   591

Limited partners' share of distributions              $   917          $   974            $   790           $   936

                                                                            2001 Quarters Ended
                                                   --------------------------------------------------------------------
                                                      Mar. 31          June 30           Sept. 30           Dec. 31
                                                   --------------------------------------------------------------------

Rental income                                         $ 1,708          $ 1,541            $ 1,485           $ 1,319

Income (loss) from operations                         $   257          $   (24)           $   152           $    74

Net earnings (loss)                                   $   282          $    (5)           $   161           $    77

Limited partners' share of net earnings (loss)        $   266          $   (20)           $   131           $    63

Limited partners' share of distributions              $ 1,478          $ 1,477            $ 2,676           $ 1,626


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

Section 16(a) Beneficial Ownership Reporting Compliance.
________________________________________________________

Section 16(a) of the Securities Exchange Act of 1934 requires the Partnership's General Partners, policy-making officials and persons who beneficially own more than ten percent of the Units to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Partnership.

Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 2002, all Section 16(a) filing requirements were complied with. No member of management, or beneficial owner owned more than 10 percent of any interest in the Partnership. None of the individuals subject to Section 16(a) failed to file or filed late any reports of transactions in the Units.

The directors and executive officers of the General Partners are as follows:

Name                             Age     Position
----                             ---     --------

Neil I. Jowell                   69      Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                58      President, CEO and Director of TGH, TEM, TL, TCC and TFS
James E. Hoelter                 63      Director of TGH, TCC and TFS
Philip K. Brewer                 46      Senior Vice President - Asset Management Group and Director of TL
Robert D. Pedersen               43      Senior Vice President - Leasing Group, Director of TEM
Ernest J. Furtado                47      Senior Vice  President,  CFO and  Secretary  of TGH,  TEM,  TL, TCC and TFS,
                                         Director of TL, TCC and TFS
Gregory W. Coan                  39      Vice President and Chief Information Officer of TEM
Wolfgang Geyer                   49      Regional Vice President - Europe
Mak Wing Sing                    45      Regional Vice President - South Asia
Masanori Sagara                  47      Regional Vice President - North Asia
Stefan Mackula                   50      Vice President -  Equipment Resale
Anthony C. Sowry                 50      Vice President - Corporate Operations and Acquisitions
Richard G. Murphy                50      Vice President - Risk Management
Janet S. Ruggero                 54      Vice President - Administration and Marketing Services
Jens W. Palludan                 52      Regional Vice President - Americas and Logistics
Isam K. Kabbani                  68      Director of TGH
James A. C. Owens                63      Director of TGH, TEM and TL
S. Arthur Morris                 69      Director of TGH, TEM and TL
Dudley R. Cottingham             51      Assistant Secretary, Vice President and Director of TGH, TEM and TL
Cecil Jowell                     67      Director of TGH, TEM and TL
Henrick van der Merwe            55      Director of TGH, TEM and TL
James E.  McQueen                58      Director of TGH, TEM and TL
Harold J. Samson                 81      Director of TCC and TFS
Nadine Forsman                   35      Controller of TCC and TFS

Unless otherwise noted, all directors have served as directors of the General Partners as detailed above at least since 1993 when the reorganization of the General Partners occurred, as described on the previous page.


     Neil I. Jowell is Director and Chairman of TGH, TEM, TL, TCC and TFS and a member of the Investment Advisory Committee and Audit Committee (see "Committees" below). Mr. Jowell became Director and Chairman of TEM in 1994. He has served on the Board of Trencor Ltd. (Trencor) since 1966 and as Chairman since 1973. He is also a Director of Mobile Industries Ltd. (Mobile) (1969 to present), which is the major shareholder in Trencor, a publicly traded company listed on the JSE Securities Exchange South Africa. Trencor's core business is the owning, financing, leasing and managing of marine cargo containers and returnable packaging units worldwide, finance related activities and supply chain management services. Other interests are the manufacture and export of tank containers for international markets and road trailer manufacturing. He is also a Director of a number of Mobile and Trencor's subsidiaries. Mr. Jowell became affiliated with the General Partners and its affiliates when Trencor became, through its beneficial ownership in two controlled companies, a major shareholder of TGH in 1992. Mr. Jowell has over 40 years' experience in the transportation industry. He holds an M.B.A. degree from Columbia University and Bachelor of Commerce and Ll.B. degrees from the University of Cape Town. Mr. Neil I. Jowell and Mr. Cecil Jowell are brothers.

     John A. Maccarone is President, CEO and Director of TGH, TEM, TL, TCC and TFS. Mr. Maccarone became President, CEO of TGH, TL, TCC and TFS in 1998 and a director of TEM in 1994. In this capacity, he is responsible for overseeing the management of and coordinating the activities of Textainer's worldwide fleet of marine cargo containers and the activities of TGH, TL, TCC and TFS. Additionally, he is Chairman of the Equipment Investment Committee, the Credit Committee and the Investment Advisory Committee (see "Committees", below). Mr. Maccarone was instrumental in co-founding Intermodal Equipment Associates (IEA), a marine container leasing company based in San Francisco, and held a variety of executive positions with IEA from 1979 until 1987, when he joined the Textainer Group. Mr. Maccarone was previously a Director of Marketing for Trans Ocean Leasing Corporation in Hong Kong with responsibility for all leasing activities in Southeast Asia. From 1969 to 1977, Mr. Maccarone was a marketing representative for IBM Corporation. He holds a Bachelor of Science degree in Engineering Management from Boston University and an M.B.A. from Loyola University of Chicago.

     James E. Hoelter is a director of TGH, TCC and TFS. Mr. Hoelter became a director of TEM in 1994. In addition, Mr. Hoelter is a member of the Equipment Investment Committee, the Investment Advisory Committee and the Audit Committee (see "Committees", below). Mr. Hoelter was the President and Chief Executive Officer of TGH and TL from 1993 to 1998 and was a director of TEM and TL until March 2003. Mr. Hoelter serves as a consultant to Trencor (1999 to present). Mr. Hoelter became a director of Trencor in December 2002 and he serves as a director of Trenstar Ltd., a Trencor affiliate. Prior to joining the Textainer Group in 1987, Mr. Hoelter was president of IEA. Mr. Hoelter co-founded IEA in 1978 with Mr. Maccarone and was president from inception until 1987. From 1976 to 1978, Mr. Hoelter was vice president for Trans Ocean Ltd., San Francisco, a marine container leasing company, where he was responsible for North America. From 1971 to 1976, he worked for Itel Corporation, San Francisco, where he was director of financial leasing for the container division. Mr. Hoelter received his B.B.A. in finance from the University of Wisconsin, where he is an emeritus member of its Business School's Dean's Advisory Board, and his M.B.A. from the Harvard Graduate School of Business Administration.

     Philip K. Brewer is Senior Vice President - Asset Management Group and has been such since 1999. Mr. Brewer has been a director of TL since 2000 and was a director of TEM from August 2002 through March 2003. He was President of TCC and TFS from January 1, 1998 to December 31, 1998 until his appointment as Senior Vice President - Asset Management Group. As President of TCC, Mr. Brewer was responsible for overseeing the management of, and coordinating the activities of TCC and TFS. As Senior Vice President, he is responsible for optimizing the capital structure of and identifying new sources of finance for Textainer, as well as overseeing the management of and coordinating the activities of Textainer's risk management, logistics and the resale divisions. Mr. Brewer is a member of the Equipment Investment Committee, the Credit Committee and was a member of the Investment Advisory Committee through December 31, 1998 (see "Committees" below). Prior to joining Textainer in 1996, as Senior Vice President - Capital Markets for TGH and TL, Mr. Brewer worked at Bankers Trust from 1990 to 1996, starting as a Vice President in Corporate Finance and ending as Managing Director and Country Manager for Indonesia; from 1989 to 1990, he was Vice President in Corporate Finance at Jarding Fleming; from 1987 to 1989, he was Capital Markets Advisor to the United States Agency for International Development; and from 1984 to 1987 he was an Associate with Drexel Burnham Lambert in New York. Mr. Brewer holds an M.B.A. in Finance from the Graduate School of Business at Columbia University, and a B.A. in Economics and Political Science from Colgate University.

     Robert D. Pedersen is Senior Vice-President - Leasing Group responsible for worldwide sales and marketing related activities and operations since 1999. Mr. Pederson has also served as a Director of TEM, since 1997. Mr. Pedersen is a member of the Equipment Investment Committee and the Credit Committee (see "Committees" below). He joined Textainer in 1991 as Regional Vice President for the Americas Region. Mr. Pedersen has extensive experience in the industry having held a variety of positions with Klinge Cool, a manufacturer of refrigerated container cooling units (from 1989 to 1991), where he was worldwide sales and marketing director, XTRA, a container lessor (from 1985 to 1988) and Maersk Line, a container shipping line (from 1978 to 1984). Mr. Pedersen is a graduate of the A.P. Moller shipping and transportation program and the Merkonom Business School in Copenhagen, majoring in Company Organization.

     Ernest J. Furtado is Senior Vice President, CFO and Secretary of TGH, TEM, TL, TCC and TFS and has been such since 1999. Mr. Furtado is a Director of TCC and TFS, and has served as such since 1997. He was a director of TEM from 2002 through March 2003 and became a director of TL in March 2003. As Senior Vice President, CFO and Secretary, he is responsible for all accounting, financial management, and reporting functions for TGH, TEM, TL, TCC and TFS. Additionally, he is a member of the Investment Advisory Committee for which he serves as Secretary, the Equipment Investment Committee and the Credit Committee (see "Committees", below). Prior to these positions, he held a number of accounting and financial management positions at Textainer, of increasing responsibility. Prior to joining Textainer in May 1991, Mr. Furtado was Controller for Itel Instant Space and manager of accounting for Itel Containers International Corporation, both in San Francisco, from 1984 to 1991. Mr. Furtado's earlier business affiliations include serving as audit manager for Wells Fargo Bank and as senior accountant with John F. Forbes & Co., both in San Francisco. He is a Certified Public Accountant and holds a B.S. in business administration from the University of California at Berkeley and an M.B.A. in information systems from Golden Gate University.

     Gregory W. Coan is Vice President and Chief Information Officer of TEM and has served as such since 2001. In this capacity, Mr. Coan is responsible for the worldwide information systems of Textainer. He also serves on the Credit Committee (see "Committees", below). Prior to these positions, Mr. Coan was the Director of Communications and Network Services from 1995 to 1999, where he was responsible for Textainer's network and hardware infrastructure. Mr. Coan holds a Bachelor of Arts degree in political science from the University of California at Berkeley and an M.B.A. with an emphasis in telecommunications from Golden Gate University.

     Wolfgang Geyer is based in Hamburg,  Germany and is Regional Vice President
- Europe, responsible for coordinating all leasing activities in Europe, Africa and the Middle East/Persian Gulf and has served as such since 1997. Mr. Geyer joined Textainer in 1993 and was the Marketing Director in Hamburg through July 1997. From 1991 to 1993, Mr. Geyer most recently was the Senior Vice President for Clou Container Leasing, responsible for its worldwide leasing activities. Mr. Geyer spent the remainder of his leasing career, 1975 through 1991, with Itel Container, during which time he held numerous positions in both operations and marketing within the company.

     Mak Wing Sing is based in Singapore  and is the Regional  Vice  President -
South Asia, responsible for container leasing activities in North/Central People's Republic of China, Hong Kong, South China (PRC), Southeast Asia and Australia/New Zealand and has served as such since 1996. Mr. Mak most recently was the Regional Manager, Southeast Asia, for Trans Ocean Leasing, from 1994 to 1996. From 1987 to 1994, Mr. Mak worked with Tiphook as their Regional General Manager, and with OOCL from 1976 to 1987 in a variety of positions, most recently as their Logistics Operations Manager.

     Masanori Sagara is based in Yokohama, Japan and is the Regional Vice President - North Asia, responsible for container leasing activities in Japan, Korea, and Taiwan and has served as such since 1996. Mr. Sagara joined Textainer in 1990 and was the company's Marketing Director in Japan through 1996. From 1987 to 1990, he was the Marketing Manager at IEA. Mr. Sagara's other experience in the container leasing business includes marketing management at Genstar from 1984 to 1987 and various container operations positions with Thoresen & Company from 1979 to 1984. Mr. Sagara holds a Bachelor of Science degree in Economics from Aoyama Bakuin University.

     Stefan Mackula is Vice President - Equipment Resale, responsible for coordinating the worldwide sale of equipment into secondary markets and has served as such since 1993. Mr. Mackula also served as Vice President - Marketing from 1989 to 1991 where he was responsible for coordinating all leasing activities in Europe, Africa, and the Middle East. Mr. Mackula joined Textainer in 1983 as Leasing Manager for the United Kingdom. Prior to joining Textainer, Mr. Mackula held, beginning in 1972, a variety of positions in the international container shipping industry.

     Anthony C. Sowry is Vice President - Corporate Operations and Acquisitions and has served as such since 1996. He is also a member of the Equipment Investment Committee and the Credit Committee (see "Committees", below). Mr. Sowry supervises all international container operations, maintenance and technical functions for the fleets under Textainer's management. In addition, he is responsible for the acquisition of all new and used containers for the Textainer Group. He began his affiliation with Textainer in 1982, when he served as Fleet Quality Control Manager for Textainer Inc. until 1988. From 1980 to 1982, he was operations manager for Trans Container Services in London; and from 1978 to 1982, he was a technical representative for Trans Ocean Leasing, also in London. He received his B.A. degree in business management from the London School of Business. Mr. Sowry is a member of the Technical Committee of the International Institute of Container Lessors and a certified container inspector.

     Richard G. Murphy is Vice President - Risk Management, responsible for all credit and risk management functions and has served as such since 1996. He also supervises the administrative aspects of equipment acquisitions. He is a member of and acts as secretary to the Equipment Investment and Credit Committees (see "Committees", below). He has held a number of positions at Textainer, including Director of Credit and Risk Management from 1989 to 1991 and as Controller from 1988 to 1989. Prior to the takeover of the management of the Interocean Leasing Ltd. fleet by TEM in 1988, Mr. Murphy held various positions in the accounting and financial areas with that company from 1980, acting as Chief Financial Officer from 1984 to 1988. Prior to 1980, he held various positions with firms of public accountants in the U.K. Mr. Murphy is an Associate of the Institute of Chartered Accountants in England and Wales and holds a Bachelor of Commerce degree from the National University of Ireland.

     Janet S. Ruggero is Vice President - Administration and Marketing Services and has served as such since 1993. Ms. Ruggero is responsible for the tracking and billing of fleets under TEM management, including direct responsibility for ensuring that all data is input in an accurate and timely fashion. She assists the marketing and operations departments by providing statistical reports and analyses and serves on the Credit Committee (see "Committees", below). Prior to joining Textainer in 1986, Ms. Ruggero held various positions with Gelco CTI over the course of 15 years, the last one as Director of Marketing and Administration for the North American Regional office in New York City. She has a B.A. in education from Cumberland College.

     Jens W. Palludan is based in Hackensack, New Jersey and is the Regional Vice President - Americas and Logistics, responsible for container leasing activities in North/South America and for coordinating container logistics and has served as such since 2001. He joined Textainer in 1993 as Regional Vice President - Americas/Africa/Australia, responsible for coordinating all leasing activities in North and South America, Africa and Australia/New Zealand. Mr. Palludan spent his career from 1969 through 1992 with Maersk Line of Copenhagen, Denmark in a variety of key management positions in both Denmark and overseas. Mr. Palludan's most recent position at Maersk was that of General Manager, Equipment and Terminals, where he was responsible for the entire managed fleet. Mr. Palludan holds an M.B.A. from the Centre European D'Education Permanente, Fontainebleau, France.

     Sheikh Isam K. Kabbani is a director of TGH and was a director of TL through March 2003. He is Chairman and principal stockholder of the IKK Group, Jeddah, Saudi Arabia, a manufacturing and trading group which is active both in Saudi Arabia and internationally. In 1959 Sheikh Isam Kabbani joined the Saudi Arabian Ministry of Foreign Affairs, and in 1960 moved to the Ministry of Petroleum for a period of ten years. During this time he was seconded to the Organization of Petroleum Exporting Countries (OPEC). After a period as Chief Economist of OPEC, in 1967 he became the Saudi Arabian member of OPEC's Board of Governors. In 1970 he left the Ministry of Petroleum to establish his own business, the National Marketing Group, which has since been his principal business activity. Sheikh Kabbani holds a B.A. degree from Swarthmore College, Pennsylvania, and an M.A. degree in Economics and International Relations from Columbia University.

     James A. C. Owens is a director of TGH and TL, and beginning in March 2003, a director of TEM. Mr. Owens has been associated with the Textainer Group since 1980. In 1983 he was appointed to the Board of Textainer Inc., and served as President of Textainer Inc. from 1984 to 1987. From 1987 to 1998, Mr. Owens served as an alternate director on the Boards of TI, TGH and TL and has served as director of TGH and TL since 1998. Apart from his association with the Textainer Group, Mr. Owens has been involved in insurance and financial brokerage companies and captive insurance companies. He is a member of a number of Boards of Directors. Mr. Owens holds a Bachelor of Commerce degree from the University of South Africa.

     S. Arthur Morris is a director of TGH, TEM and TL. Mr. Morris became a director of TEM in 1994. He is a founding partner in the firm of Morris and Kempe, Chartered Accountants (1962-1977) and currently functions as a correspondent member of a number of international accounting firms through his firm Arthur Morris and Company (1977 to date). He is also President and director of Continental Management Limited (1977 to date) and Continental Trust Corporation Limited (1994 to date). Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and Continental Trust Corporation Limited is a Bermuda Corporation that provides corporate and individual trust administration services. He has also served as a director of Turks & Caicos First Insurance Company Limited since 1993. Mr. Morris has over 30 years experience in public accounting and serves on numerous business and charitable organizations in the Cayman Islands and Turks and Caicos Islands.

     Dudley R. Cottingham is Assistant Secretary, Vice President and a director of TGH, TEM and TL. Mr. Cottingham became a director of TEM in 1994. He is a partner with Arthur Morris and Company (1977 to date) and a Vice President and director of Continental Management Limited (1978 to date) and Continental Trust Corporation Limited, which are all in the Cayman Islands and Turks and Caicos Islands. Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and Continental Trust Corporation Limited is a Bermuda corporation that provides corporate and individual trust administration services. He has also served as a director of Turks & Caicos First Insurance Company Limited since 1993. Mr. Cottingham has over 20 years experience in public accounting with responsibility for a variety of international and local clients.

     Cecil Jowell is a director of TGH, TEM and TL and has been such since March 2003. Mr. Jowell is also a Director and Chairman of Mobile Industries Ltd. (Mobile), which is a public company, quoted on the JSE Securities Exchange South Africa. Mr. Jowell has been a Director of Mobile since 1969 and was appointed Chairman in 1973. It is the major shareholder in Trencor Ltd. (Trencor), a publicly traded company listed on the JSE Securities Exchange South Africa. Trencor's core business is the owning, financing, leasing and managing of marine cargo containers and returnable packaging units worldwide, finance related activities and supply chain management services. Other interests are the manufacture and export of tank containers for international markets and road trailer manufacturing. He is an Executive Director of Trencor and has been an executive in that group for over 40 years. Mr. Jowell is also a Director of a number of Mobile and Trencor's subsidiaries as well as a Director of Scientific Development and Integration (Pty) Ltd, a scientific research company. Mr. Jowell was a Director and Chairman of WACO International Ltd., an international industrial group listed on the JSE Securities Exchange South Africa, and with subsidiaries listed on the Sydney and London Stock Exchanges from 1997 through 2000. Mr. Jowell holds a Bachelor of Commerce and Ll.B. degrees from the University of Cape Town and is a graduate of the Institute of Transport. Mr. Cecil Jowell and Mr. Neil I. Jowell are brothers.

     Hendrik R. van der Merwe is a Director of TGH, TEM and TL and has served as such since March 2003. Mr. van der Merwe is also an Executive Director of Trencor Ltd. (Trencor) and has served as such since 1998. In this capacity, he is responsible for certain operating entities and strategic and corporate functions within the Trencor group of companies. Trencor is a publicly traded company listed on the JSE Securities Exchange South Africa. Its core business is the owning, financing, leasing and managing of marine cargo containers and returnable packaging units worldwide, finance related activities and supply chain management services. Other interests are the manufacture and export of tank containers for international markets and road trailer manufacturing. Mr. van der Merwe is currently also Chairman of TrenStar, Inc., based in Denver, Colorado and a Director of various companies in the TrenStar group and other companies in the wider Trencor group and has been such since 2000. Mr. van der Merwe served as Deputy Chairman for Waco International Ltd., an international industrial group listed on the JSE Securities Exchange South Africa and with subsidiaries listed on the Sydney and London Stock Exchanges from 1991 to 1998, where he served on the Boards of those companies. From 1990 to 1991, he held various senior executive positions in the banking sector in South Africa, lastly as Chief Executive Officer of Sendbank, the corporate/merchant banking arm of Bankorp Group Ltd. Prior to entering the business world, Mr. van der Merwe practiced as an attorney at law in Johannesburg, South Africa. Mr. van der Merwe holds a Bachelor of Arts and Ll.B. degrees from the University of Stellenbosch and an Ll.M (Taxation) degree from the University of the Witwatersrand.

     James E. McQueen is a Director of TGH, TEM and TL and has served as such since March 2003. Mr. McQueen joined Trencor Ltd. (Trencor) in June 1976 and has served on the Board of the company as Financial Director (CFO) since 1996. Trencor is a publicly traded company listed on the JSE Securities Exchange South Africa. Its core business is the owning, financing, leasing and managing of marine cargo containers and returnable packaging units worldwide, finance related activities and supply chain management services. Other interests are the manufacture and export of road tank containers for international markets and trailer manufacturing. Mr. McQueen is also a Director of a number of Trencor's subsidiaries. Prior to joining Trencor, Mr. McQueen was an accountant in public practice. He holds a Bachelor of Commerce degree from the University of Cape Town and is a Chartered Accountant (South Africa).

     Harold J. Samson is a director of TCC and TFS since 2003 and is a member of the Investment Advisory Committee and the Audit Committee (see Committees", below). Through December 31, 2002, he was a director of TGH and TL. Mr. Samson served as a consultant to various securities firms from 1981 to 1989. From 1974 to 1981 he was Executive Vice President of Foster & Marshall, Inc., a New York Stock Exchange member firm based in Seattle. Mr. Samson was a director of IEA from 1979 to 1981. From 1957 to 1984 he served as Chief Financial Officer in several New York Stock Exchange member firms. Mr. Samson holds a B.S. in Business Administration from the University of California, Berkeley and is a California Certified Public Accountant.

     Nadine Forsman is the Controller of TCC and TFS and has served as such since 1996. Additionally, she is a member of the Investment Advisory Committee and Equipment Investment Committee (See "Committees" below). As controller of TCC and TFS, she is responsible for accounting, financial management and reporting functions for TCC and TFS as well as overseeing all communications with the Limited Partners and as such, supervises personnel in performing these functions. Prior to joining Textainer in August 1996, Ms. Forsman was employed by KPMG LLP, holding various positions, the most recent of which was manager, from 1990 to 1996. Ms. Forsman is a Certified Public Accountant and holds a B.S. in Accounting and Finance from San Francisco State University.


Committees

     The Managing General Partner has established the following three committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of equipment for the Partnership and for other programs organized by the Textainer Group:

     Equipment Investment Committee. The Equipment Investment Committee reviews the equipment leasing operations of the Partnership on a regular basis with emphasis on matters involving equipment purchases, equipment remarketing issues, and decisions regarding ultimate disposition of equipment. The members of the committee are John A. Maccarone (Chairman), James E. Hoelter, Anthony C. Sowry, Richard G. Murphy (Secretary), Philip K. Brewer, Robert D. Pedersen, Ernest J. Furtado and Nadine Forsman.

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

     Investment Advisory Committee. The Investment Advisory Committee reviews investor program operations on at least a quarterly basis, emphasizing matters related to cash distributions to investors, cash flow management, portfolio management, and liquidation. The Investment Advisory Committee is organized with a view to applying an interdisciplinary approach, involving management, financial, legal and marketing expertise, to the analysis of investor program operations. The members of the Investment Advisory Committee are John A. Maccarone (Chairman), James E. Hoelter, Ernest J. Furtado (Secretary), Nadine Forsman, Harold J. Samson and Neil I. Jowell.

     Additionally, the Managing General Partner has established an audit committee to oversee the accounting and financial reporting processes and audits of the financial statements of the Partnership as well as other partnerships managed by the General Partner. The members of the audit committee are James E. Hoelter, Neil I. Jowell and Harold J. Samson.


ITEM 11.     EXECUTIVE COMPENSATION

The Registrant has no executive officers and does not reimburse TFS, TEM or TL for the remuneration payable to their executive officers. For information regarding reimbursements made by the Registrant to the General Partners, see note 2 of the Financial Statements in Item 8. See also Item 13(a) below.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)       Security Ownership of Certain Beneficial Owners.

          There is no person or "Group" who is known to the Registrant to be the beneficial owner of more than five percent of the outstanding units of limited partnership investment of the Registrant.

(b)       Security Ownership of Management.

          As of January 1, 2003:

                                                                             Number
                    Name of Beneficial Owner                                Of Units       % All Units
                    ------------------------                                --------       -----------
                    James E. Hoelter                                             438            0.012%
                    John A. Maccarone                                            500            0.014%
                    Harold J. Samson                                           2,500            0.069%
                                                                               -----            ------

                    Directors, Officers and Management as a Group              3,438            0.095%
                                                                               =====            ======

(c)       Changes in Control.

          Inapplicable.

PART 201 (d)      Securities Under Equity Compensation Plans.

          Inapplicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             (Amounts in thousands)

         (a) Transactions with Management and Others.

         At December 31, 2002 and 2001, due from affiliates, net, is comprised of:


                                                              2002         2001
                                                              ----         ----
                     Due from affiliates:
                        Due from TEM...................        $92         $192
                                                                --          ---

                     Due to affiliates:
                        Due to TL......................          1            -
                        Due to TCC.....................         10           14
                        Due to TFS.....................         26           23
                                                                --          ---
                                                                37           37
                                                                --          ---

                     Due from affiliates, net                  $55         $155
                                                                ==          ===

          These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

          In addition, the Registrant paid or will pay the following amounts to the General Partners:

          Acquisition fees in connection with the purchase of containers on behalf of the Registrant:

                                                                             2002              2001             2000
                                                                             ----              ----             ----
                  TEM...........................................             $  -              $  -             $101
                                                                              ---               ---              ---

         Management fees in connection with the operations of the Registrant:

                                                                             2002              2001             2000
                                                                             ----              ----             ----

                  TEM...........................................             $347              $462             $595
                  TFS...........................................               72               151              195
                                                                              ---               ---              ---
                  Total.........................................             $419              $613             $790
                                                                              ===               ===              ===

         Reimbursement   for  administrative  costs  in  connection   with   the
         operations  of  the Registrant:

                                                                             2002              2001             2000
                                                                             ----              ----             ----

                  TEM...........................................             $207              $248             $323
                  TFS...........................................               32                36               48
                                                                              ---               ---              ---
                  Total.........................................             $239              $284             $371
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


ITEM 14.  CONTROLS AND PROCEDURES

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

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Audited financial statements of the Registrant for the year ended December 31, 2002 are contained in Item 8 of this Report.

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

(b) During the year ended 2002, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule
             ------------------------------------------------------


The Partners
Textainer Equipment Income Fund II, L.P.:

Under the date of February 14, 2003, we reported on the balance sheets of Textainer Equipment Income Fund II, L.P. (the Partnership) as of December 31, 2002 and 2001, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the 2002 annual report on Form 10-K. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 15. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP






San Francisco, California
February 14, 2003


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                Charged                                      Balance
                                                 Balance at     to Costs       Charged                       at End
                                                 Beginning        And          to Other                        of
                                                 of Period      Expenses       Accounts      Deduction       Period
                                                 ----------     --------       --------      ---------       -------
For the year ended December 31, 2002:

Allowance for
  doubtful accounts                                    $114         $ 19            $ -          $ (52)        $ 81
                                                        ---          ---             --           ----          ---

Accrued recovery costs                                 $ 93         $ 43            $ -          $(128)        $  8
                                                        ---          ---             --           ----          ---

Accrued damage protection
  plan costs                                           $107         $ 87            $ -          $ (68)        $126
                                                        ---          ---             --           ----          ---



For the year ended December 31, 2001:

Allowance for
  doubtful accounts                                    $219         $(21)           $ -          $ (84)        $114
                                                        ---          ---             --           ----          ---

Accrued recovery costs                                 $ 88         $ 43            $ -          $ (38)        $ 93
                                                        ---          ---             --           ----          ---

Accrued damage protection
  plan costs                                           $151         $157            $ -          $(201)        $107
                                                        ---          ---             --           ----          ---


For the year ended December 31, 2000:

Allowance for
  doubtful accounts                                    $398         $(44)           $ -          $(135)        $219
                                                        ---          ---             --           ----          ---

Accrued recovery costs                                 $ 74         $ 60            $ -          $ (46)        $ 88
                                                        ---          ---             --           ----          ---

Accrued damage protection
  plan costs                                           $272         $129            $ -          $(250)        $151
                                                        ---          ---             --           ----          ---



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

Date:  March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date



_____________________________________            Chief Financial Officer, Senior              March 26, 2003
Ernest J. Furtado                                Vice President, Secretary and
                                                 Director (Chief Financial and
                                                 Principal Accounting Officer)




_____________________________________            President and Director                       March 26, 2003
John A. Maccarone



_____________________________________            Chairman of the Board and Director           March 26, 2003
Neil I. Jowell


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

                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner

                                     By /s/Ernest J. Furtado
                                        ________________________________________
                                        Ernest J. Furtado
                                        Chief Financial Officer

Date:  March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date



/s/ Ernest J. Furtado
_______________________________________          Chief Financial Officer, Senior              March 26, 2003
Ernest J. Furtado                                Vice President, Secretary and
                                                 Director (Chief Financial and
                                                 Principal Accounting Officer)



/s/ John A. Maccarone
_______________________________________          President and Director                       March 26, 2003
John A. Maccarone


/s/ Neil I. Jowell
_______________________________________          Chairman of the Board and Director           March 26, 2003
Neil I. Jowell


CERTIFICATIONS

I, John A. Maccarone, certify that:

1. I have reviewed this annual report on Form 10-K of Textainer Equipment Income Fund II, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation Date"); and

     c.)   presented  in  this   annual  report   our   conclusions   about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls ; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 26, 2003

                                           /s/ John A. Maccarone
                                           _____________________________________
                                           John A. Maccarone
                                           President and Director of TFS

CERTIFICATIONS

I, Ernest J. Furtado, certify that:

1. I have reviewed this annual report on Form 10-K of Textainer Equipment Income Fund II, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "Evaluation Date"); and

     c.)   presented  in  this   annual  report   our   conclusions   about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls ; and

     b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 26, 2003

                                 /s/ Ernest J. Furtado
                                 _______________________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Textainer Equipment Income Fund II, L.P., (the "Registrant") on Form 10-K for the year ended December 31, 2002, as filed on March 26, 2003 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



March 26, 2003



                                   By  /s/ John A. Maccarone
                                       ______________________________________
                                       John A. Maccarone
                                       President and Director of TFS

                                  EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Textainer Equipment Income Fund II, L.P., (the "Registrant") on Form 10-K for the year ended December 31, 2002, as filed on March 26, 2003 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.




March 26, 2003



                             By  /s/ Ernest J. Furtado
                                 _______________________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TFS