Form 10-Q
period 2003-03-31
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 2003-05-13
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


May 13, 2003


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the First Quarter ended March 31, 2003.

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


                  For the quarterly period ended March 31, 2003


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

                                 Yes [X] No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Quarterly Report on Form 10-Q for the
Quarter Ended March 31, 2003

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page

Item 1.   Financial Statements (unaudited)

          Balance Sheets - March 31, 2003
          and December 31, 2002.............................................................................    3


          Statements of Operations for the three months
          ended March 31, 2003 and 2002.....................................................................    4


          Statements of Partners' Capital for the three months
          ended March 31, 2003 and 2002.....................................................................    5


          Statements of Cash Flows for the three months
          ended March 31, 2003 and 2002.....................................................................    6


          Notes to Financial Statements.....................................................................    8


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................................................   14


Item 3.   Quantitative and Qualitative Disclosures about Market Risk........................................   21


Item 4.   Controls and Procedures...........................................................................   21



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

March 31, 2003 and December 31, 2002
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------


                                                                                 2003                   2002
                                                                           ----------------       ----------------
Assets
Container rental equipment, net of accumulated
    depreciation of $14,541 (2002:  $14,572) (note 4)                     $         16,404       $         17,105
Cash                                                                                   345                    373
Accounts receivable, net of allowance for doubtful
    accounts of $56 (2002:  $81)                                                     1,152                  1,198
Due from affiliates, net (note 2)                                                      122                     55
Prepaid expenses                                                                         7                     15
                                                                           ----------------       ----------------


                                                                          $         18,030       $         18,746
                                                                           ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                       $            100       $             74
   Accrued liabilities                                                                 163                    193
   Accrued damage protection plan costs                                                128                    126
   Accrued recovery costs                                                               11                      8
   Deferred quarterly distributions                                                     35                     47
   Deferred damage protection plan revenue                                              83                     83
                                                                           ----------------       ----------------

      Total liabilities                                                                520                    531
                                                                           ----------------       ----------------

Partners' capital:
   General partners                                                                      -                      -
   Limited partners                                                                 17,510                 18,215
                                                                           ----------------       ----------------

      Total partners' capital                                                       17,510                 18,215
                                                                           ----------------       ----------------


                                                                          $         18,030       $         18,746
                                                                           ================       ================

See accompanying notes to financial statements


    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
    (a California Limited Partnership)

    Statements of Operations

    For the three months ended March 31, 2003 and 2002
    (Amounts in thousands except for unit and per unit amounts)
    (unaudited)
    -------------------------------------------------------------------------------------------------------

                                                                              2003                2002
                                                                        ---------------     ---------------
    Rental income                                                      $         1,202     $         1,136
                                                                        ---------------     ---------------

    Costs and expenses:
       Direct container expenses                                                   227                 329
       Bad debt (benefit) expense                                                  (14)                 20
       Depreciation (note 4)                                                       486                 520
       Write-down of containers (note 4)                                            19                 149
       Professional fees                                                             4                  10
       Management fees to affiliates (note 2)                                      112                 103
       General and administrative costs to affiliates (note 2)                      60                  66
       Other general and administrative costs                                       18                  41
       Loss on sale of containers, net (note 4)                                      7                  36
                                                                        ---------------     ---------------

                                                                                   919               1,274
                                                                        ---------------     ---------------

       Income (loss) from operations                                               283                (138)
                                                                        ---------------     ---------------

       Interest income                                                               1                   1
                                                                        ---------------     ---------------

       Net earnings (loss)                                             $           284     $          (137)
                                                                        ===============     ===============

    Allocation of net earnings (loss) (note 2):
       General partners                                                $            10     $             9
       Limited partners                                                            274                (146)
                                                                        ---------------     ---------------

                                                                       $           284     $          (137)
                                                                        ===============     ===============

    Limited partners' per unit share
       of net earnings (loss)                                          $          0.08     $         (0.04)
                                                                        ===============     ===============

    Limited partners' per unit share
       of distributions                                                $          0.26     $          0.25
                                                                        ===============     ===============

    Weighted average number of limited
       partnership units outstanding                                         3,608,468           3,654,413
                                                                        ===============     ===============


    See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                          Partners' Capital
                                                    ------------------------------------------------------------
                                                       General               Limited                  Total
                                                    -------------         --------------         ---------------
Balances at January 1, 2002                        $           -         $       22,044         $        22,044

Distributions                                                 (9)                  (917)                   (926)

Redemptions (note 5)                                           -                   (126)                   (126)

Net earnings (loss)                                            9                   (146)                   (137)
                                                    -------------         --------------         ---------------

Balances at March 31, 2002                         $           -         $       20,855         $        20,855
                                                    =============         ==============         ===============

Balances at January 1, 2003                        $           -         $       18,215         $        18,215

Distributions                                                (10)                  (933)                   (943)

Redemptions (note 5)                                           -                    (46)                    (46)

Net earnings                                                  10                    274                     284
                                                    -------------         --------------         ---------------

Balances at March 31, 2003                         $           -         $       17,510         $        17,510
                                                    =============         ==============         ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the three months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                         2003              2002
                                                                                     -----------       -----------
Cash flows from operating activities:
   Net earnings (loss)                                                              $       284       $      (137)
   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
        Depreciation (note 4)                                                               486               520
        Write-down of containers (note 4)                                                    19               149
        (Decrease) increase in allowance for doubtful accounts                              (25)               15
        Loss on sale of containers                                                            7                36
        Decrease (increase) in assets:
           Accounts receivable                                                               71               168
           Due from affiliates, net                                                         (89)               49
           Prepaid expenses                                                                   8                 3
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                          (4)               16
           Accrued damage protection plan costs                                               2                (2)
           Accrued recovery costs                                                             3               (84)
           Deferred damage protection plan revenue                                            -                (6)
                                                                                     -----------       -----------

              Net cash provided by operating activities                                     762               727
                                                                                     -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of containers                                                         213               455
                                                                                     -----------       -----------

              Net cash provided by investing activities                                     213               455
                                                                                     -----------       -----------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                 (46)             (126)
   Distributions to partners                                                               (957)             (961)
                                                                                     -----------       -----------

              Net cash used in financing activities                                      (1,003)           (1,087)
                                                                                     -----------       -----------

Net (decrease) increase in cash                                                             (28)               95

Cash at beginning of period                                                                 373               266
                                                                                     -----------       -----------

Cash at end of period                                                               $       345       $       361
                                                                                     ===========       ===========


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements Of Cash Flows--Continued

For the three-months ended March 31, 2003 and 2002
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received as of March
31, 2003 and 2002, and December 31, 2002 and 2001, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows for the three-month periods ended March
31, 2003 and 2002.

                                                               Mar. 31       Dec. 31        Mar. 31      Dec. 31
                                                                2003           2002          2002          2001
                                                             ----------     ----------    ----------    ----------

Distributions to partners included in:
     Due to affiliates..............................            $  2          $  4           $  2         $  2
     Deferred quarterly distributions...............              35            47             26           61

Proceeds from sale of containers included in:
     Due from affiliates............................             120           144            210          244

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002.


                                                                                             2003         2002
                                                                                             ----         ----

Distributions to partners declared...................................                        $943         $926
Distributions to partners paid.......................................                         957          961

Proceeds from sale of containers recorded............................                         189          421
Proceeds from sale of containers received............................                         213          455

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to net investment in direct finance leases. The carrying value of containers transferred during the three-month period ended March 31, 2002 was $1. There were no such transfers during the three-month period ended March 31, 2003.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three months ended March 31, 2003 and 2002
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.  General

     Textainer Equipment Income Fund II, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1989. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

     In July 2001, the Partnership began its liquidation phase. This phase may last up to six or more years depending on whether the containers are sold
     (i) in one or more large transactions or (ii) gradually, either as they reach the end of their marine useful lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the limited and general partners on a monthly basis.

     The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution. The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and payments of liabilities in the ordinary course of business.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 2003 and December 31, 2002 and the results of its operations, changes in partners' capital and cash flows for the three-month periods ended March 31, 2003 and 2002, have been made.

     The financial information presented herein should be read in conjunction with the audited financial statements and other accompanying notes included in the Partnership's annual audited financial statements as of and for the year ended December 31, 2002, in the Annual Report filed on Form 10-K.

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

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated With Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Partnership adopted SFAS No. 146 on January 1, 2003 and there was no material impact on the Partnership's financial condition, operating results or cash flow.


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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. For the three-month periods ended March 31, 2003 and 2002 the Partnership incurred $28 and $24 of incentive management fees, respectively. There were no equipment liquidation fees incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the Partnership's containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at March 31, 2003 and December 31, 2002.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $84 and $79 for the three-month periods ended March 31, 2003 and 2002, respectively.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three-month periods ended March 31, 2003 and 2002 were as follows:

                                                  2003         2002
                                                  ----         ----

                Salaries                           $32          $36
                Other                               28           30
                                                    --           --
                 Total general and
                  administrative costs             $60          $66
                                                    ==           ==

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs either based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TFS or equally among all the limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three-month periods ended March 31, 2003 and 2002:

                                                  2003         2002
                                                  ----         ----

                TEM                                $52          $56
                TFS                                  8           10
                                                    --           --
                 Total general and
                  administrative costs             $60          $66
                                                    ==           ==



     At March 31, 2003 and December 31, 2002, due from affiliates, net is comprised of:

                                                              2003      2002
                                                              ----      ----
             Due from affiliates:
                      Due from TEM..................          $161       $92
                                                               ---        --

             Due to affiliates:
                      Due to TL.....................             -         1
                      Due to TFS....................            27        10
                      Due to TCC....................            12        26
                                                               ---        --
                                                                39        37
                                                               ---        --

              Due from affiliates, net                        $122       $55
                                                               ===        ==

     These amounts receivable from and payable to affiliates were incurred in the ordinary course of business between the Partnership and its affiliates and represent timing differences in the accrual and remittance of expenses, fees and distributions described above and in the accrual and remittance of net rental revenues and container sales proceeds from TEM.

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at March 31, 2003 and 2002:

                                                          2003        2002
                                                          ----        ----

               On-lease under master leases              4,643       4,168
               On-lease under long-term leases           3,060       2,592
                                                         -----       -----

                  Total on-lease containers              7,703       6,760
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

     The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At March 31, 2003 and 2002, the Partnership's off-lease containers were located in the following locations:


                                                   2003           2002
                                                   ----           ----

          Americas                                  862          1,137
          Europe                                    251            374
          Asia                                      342          2,166
          Other                                      38             51
                                                  -----          -----

             Total off-lease containers           1,493          3,728
                                                  =====          =====

     At March 31, 2003 approximately 10% of the Partnership's off-lease containers had been specifically identified as for sale and are carried at lower of cost or estimated disposal proceeds.

Note 4.  Container Rental Equipment

     Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three-month period ended March 31, 2003 was an increase to depreciation expense of $97. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

     The Partnership stopped purchasing containers in 2001, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999 and have remained low through the beginning of 2003. As a result, the cost of new containers purchased during 1995 through 2001 is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. During the three-month periods ended March 31, 2003 and 2002, the Partnership recorded write-down expenses of $19 and $149, respectively, on 36 and 279 containers identified as for sale and requiring a reserve. At March 31, 2003 and 2002, the net book value of the 145 and 492 containers identified as for sale was $103 and $383, respectively.

     The Partnership sold 35 previously written down containers for their written down value during the three-month period ended March 31, 2003 and sold 203 previously written down containers for a loss of $17 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

     The Partnership also sold containers that had not been written down and recorded losses of $7 and $19 during the three-month periods ended March 31, 2003 and 2002, respectively.

     As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Note 5.  Redemptions

     The following redemptions were consummated by the Partnership during the three-month periods ended March 31, 2003 and 2002:

                                                                Units             Average
                                                               Redeemed       Redemption Price        Amount Paid
                                                               --------       ----------------        -----------
        Total Partnership redemptions as of
          December 31, 2001................                     71,715              $8.66                 $621
        Three-month period ended:
          March 31, 2002...................                     23,872              $5.28                  126
                                                                ------                                     ---
        Total Partnership redemptions as of
          March 31, 2002...................                     95,587              $7.81                 $747
                                                                ======                                     ===


        Total Partnership redemptions as of
          December 31, 2002................                    129,570              $6.82                 $883
        Three-month period ended:
          March 31, 2003...................                     11,962              $3.85                   46
                                                               -------                                     ---
        Total Partnership redemptions as of
          March 31, 2003...................                    141,532              $6.56                 $929
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three-month periods ended March 31, 2003 and 2002. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

In July 2001, the Partnership entered its liquidation phase, which may last up to six or more years depending on whether the containers are sold (i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. To date, the Partnership has sold containers only gradually, rather than in large transactions. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the general and limited partners on a monthly basis. These distributions will consist of cash from operations and/or cash from sales proceeds. As the Partnership's container fleet decreases, cash from operations is expected to decrease, while cash from sales proceeds is expected to fluctuate based on the number of containers sold and the actual sales price per container received. Consequently, the Partnership anticipates that a large portion of all future distributions will be a return of capital.

The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution.

The Partnership invests working capital, cash flow from operating and investing activities prior to its distribution to the partners in short-term, liquid investments. Rental income and proceeds from container sales are the Partnership's principal sources of liquidity and provide the source of funds for distributions. Rental income and container sales prices are affected by market conditions for leased containers and used containers. Market conditions are discussed more fully in "Results of Operations." The Partnership's cash is affected by cash provided by or used in operating, investing and financing activities. These activities are discussed in detail below.

During the three-month period ended March 31, 2003, the Partnership declared cash distributions to limited partners pertaining to the period from December 2002 through February 2003 in the amount of $933, which represented $0.26 per unit. On a cash basis, as reflected on the Statements of Cash Flows, after paying redemptions and general partner distributions, $706 of total distributions was from operations, and the balance was a return of capital. On an accrual basis, as reflected on the Statements of Partners' Capital, after paying redemptions, $228 of these distributions were from current year earnings and $705 was a return of capital.

From time to time, the Partnership redeems units from limited partners for a specified redemption value, which is set by formula. Up to 2% of the Partnership's outstanding units may be redeemed each year, although the 2% limit may be exceeded at the Managing General Partner's discretion. All redemptions are subject to the Managing General Partner's good faith determination that payment for the redeemed units will not (i) cause the Partnership to be taxed as a corporation, (ii) impair the capital or operations of the Partnership, or
(iii) impair the ability of the Partnership to pay distributions in accordance with its distribution policy. During the three-month period ended March 31, 2003, the Partnership redeemed 11,962 units for a total dollar amount of $46. The Partnership used cash flow from operations to pay for the redeemed units.

Net cash provided by operating activities for the three-month periods ended March 31, 2003 and 2002, was $762 and $727, respectively. The increase of $35, or 5%, was primarily attributed to the fluctuation in net earnings (loss), adjusted for non-cash transactions, and the fluctuations in accrued recovery costs. The increase was partially offset by fluctuations in gross accounts receivable and due from affiliates, net. Net earnings (loss), adjusted for non-cash transactions, fluctuated primarily due to the decrease in direct container expenses and increase in rental income, which is discussed more fully in "Results of Operations." The decrease in accrued recovery costs of $84 during the three-month period ended March 31, 2002 was primarily due to an adjustment made to eliminate the reserve for certain containers that were determined to be unrecoverable. The decrease of $71 in gross accounts receivable during the three-month period ended March 31, 2003 was primarily due to a decrease in the average collection period of accounts receivable. The decrease of $168 in gross accounts receivable during the comparable period in 2002 was primarily due to a decrease in rental income, offset by an increase in the average collection period of accounts receivable. The fluctuations in due from affiliates, net resulted from timing differences in the payment of expenses, fees, and distributions and the remittance of net rental revenues and container sales proceeds, as well as in fluctuations in these amounts.

For the three-month periods ended March 31, 2003 and 2002 net cash provided by investing activities (the sale of containers) was $213 and $455, respectively. The decrease of $242 was primarily due to the decrease in the number for containers sold and a slight decrease in the average container sales price. Some containers sold were located in low demand locations, and these sales were driven by the liquidation plans discussed above, and by adverse market conditions in these locations. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations rather than incurring the expense of repositioning them. The sales price received on container sales continued to decrease as a result of current market conditions, which have adversely affected the value of used containers. The sale of containers in low demand locations, the decline in value for used containers, and the related market conditions are discussed more fully under "Results of Operations".

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

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees and reimbursement of administrative expenses) was directly related to the size of the container fleet during the three-month periods ended March 31, 2003 and 2002, as well as certain other factors as discussed below. The following is a summary of the container fleet (in units) available for lease during those periods:

                                                        2003         2002
                                                        ----         ----

          Beginning container fleet...............     9,425       10,990
          Ending container fleet..................     9,196       10,488
          Average container fleet.................     9,311       10,739

The average container fleet decreased 13% from the three-month period ended March 31, 2002 to the comparable period in 2003, primarily due to continuing sales of containers (i) that had reached the end of their useful lives or (ii) that an analysis had indicated their sale was otherwise warranted. Included in this second group were containers located in low demand locations. The Partnership expects that the size of its container fleet will further decline as additional containers are sold for these reasons and as the Partnership continues its liquidation plans. The Partnership expects rental income to decline as the container fleet declines. While the decline in container fleet resulted in lower rental income, this decrease was more than offset by the improvement in utilization, resulting in the increase in rental income from the three-month period ended March 31, 2002 to the same period in 2003. An overall decline in rental income is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 83%, and 63% during the three-month periods ended March 31, 2003 and 2002, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At March 31, 2003 and 2002, utilization was 84% and 64%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                                2003             2002
                                                ----             ----

                Americas                         862            1,137
                Europe                           251              374
                Asia                             342            2,166
                Other                             38               51
                                               -----            -----

                Total off-lease containers     1,493            3,728
                                               =====            =====

At March 31, 2003 approximately 10% of the Partnership's off-lease containers had been specifically identified as for sale.

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate decreased 10% between the periods. The decrease in the average rental rate was due to declines in both master and long term lease rates, which are the two principal types of leases for the Partnership's containers. The majority of the Partnership's rental income was generated from leasing of the Partnership's containers under master operating leases, but an increasing percentage of the Partnership's containers have been on lease under long term leases. At March 31, 2003 and 2002, 40% and 38%, respectively, of the Partnership's on-lease containers were on lease under long-term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

The following is a comparative analysis of the results of operations for the three-month periods ended March 31, 2003 and 2002.

The Partnership's income (loss) from operations for the three-month periods ended March 31, 2003 and 2002 was $283 and ($138), respectively, on rental income of $1,202 and $1,136, respectively. The increase in rental income of $66, or 6%, from the three-month period ended March 31, 2002 to the comparable period in 2003 was attributable to the increase in income from container rentals, offset by the decrease in other rental income, which is discussed below. Income from container rentals, the major component of total revenue, increased $73, or 7%, primarily due to the increase in on-hire utilization of 32%, offset by decreases in the average container fleet of 13% and average rental rates of 10% between the periods.

Beginning in March 2002, utilization began to improve and improved steadily through the end of 2002 due to:

o    An increase in export cargo out of Asia
o Prior repositioning of containers to Asia which placed large quantities of containers in areas of high demand
o Disposal of older containers and fewer purchases of new containers by both container lessors and shipping lines in 2001 and 2002, resulting in an overall better-balanced supply of containers
o The labor disagreement that affected U.S. West Coast ports in the third and part of the fourth quarter had short-term positive effects on demand for containers as shipping lines were not able to reposition enough containers to Asia and had to lease more containers to meet their customers' demands

Utilization declined slightly in the first quarter of 2003, which is traditionally a slow period for container demand. Rental rates also declined slightly primarily due to low new container prices, low interest rates and low rates offered by competitors. The General Partners are cautiously optimistic that current utilization levels can be maintained or improved during the next several months. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Despite the improvement in utilization since early 2002, the Partnership continues to sell (rather than reposition) some older containers located in low demand locations. For the number of off-lease containers located in the lower demand locations in the Americas and Europe, see chart above. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice.

Once the decision was made to sell containers, the Partnership wrote down the value of these specifically identified containers when the carrying value was greater than the container's estimated net realizable value, which was based on recent sales prices less cost of sales. The sale of these containers is discussed in more detail below.

Other rental income consists of other lease-related items, primarily income from charges to lessees for dropping off containers in surplus locations less credits granted to lessees for leasing containers from surplus locations (location income), income from charges to lessees for handling related to leasing and returning containers (handling income) and income from charges to lessees for a Damage Protection Plan (DPP). For the three-month period ended March 31, 2003, other rental income was $131, a decrease of $7 from the equivalent period in 2002. Other rental income decreased primarily due to the decline in location income of $5. Location income decreased primarily due to the decrease in charges to lessees for dropping off containers in certain locations, partially offset by the increase in charges to one lessee who required containers to be delivered to specific locations.

Direct container expenses decreased $102, or 31%, from the three-month period ended March 31, 2002 to the equivalent period in 2003. The decrease was primarily due to the decrease in storage expense of $135, offset by an increase in repositioning expense of $46. Storage expense decreased primarily due to the increase in utilization noted above and decrease in average storage cost per container. Repositioning expense increased due to an increase in the average repositioning costs due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain locations as discussed above and (ii) longer, more expensive average repositioning moves. This increase was partially offset by the decline in the number of containers repositioned between the periods.

Bad debt (benefit) expense was ($14), and $20 for the three-month periods ended March 31, 2003 and 2002, respectively. Fluctuations in bad debt expense/benefit reflect the required adjustment to the bad debt reserve and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. The benefit recorded during the three-month period ended March 31, 2003 reflects a lower reserve requirement from December 31, 2002. The expense recorded during the comparable period in 2002 reflects a higher reserve requirement from December 31, 2001.

Depreciation expense decreased $34, or 7%, from the three-month period ended March 31, 2002 to the comparable period in 2003, primarily due to the decrease in average fleet size noted above, partially offset by an increase in the depreciation rate as a result of changes in estimated salvage values as discussed below.

Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change for the three-month period ended March 31, 2003 was an increase to depreciation expense of $97. The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. As a result, depreciation expense may fluctuate in future periods based on fluctuations in these estimates.

The Partnership stopped purchasing containers in 2001, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999 and have remained low through the beginning of 2003. As a result, the cost of new containers purchased during 1995 through 2001 is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at March 31, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. The containers written down included those located in low demand locations and identified for sale as discussed above. During the three-month periods ended March 31, 2003 and 2002, the Partnership recorded write-down expenses of $19 and $149, respectively, on 36 and 279 containers identified as for sale and requiring a reserve. At March 31, 2003 and 2002, the net book value of the 145 and 492 containers identified as for sale was $103 and $383, respectively.

The Partnership sold 35 previously written down containers for their written-down value during the three-month period ended March 31, 2003 and sold 203 previously written down containers for a loss of $17 during the same period in 2002. The Partnership incurred losses on the sale of some containers previously written down as the actual sales prices received on these containers were lower than the estimates used for the write-downs.

The Partnership also sold containers that had not been written down and recorded losses of $7 and $19 during the three-month periods ended March 31, 2003 and 2002, respectively.

As more containers are subsequently identified as for sale or if container sales prices continue to decline, the Partnership may incur additional write-downs on containers and/or may incur losses on the sale of containers. The Partnership will continue to evaluate the recoverability of the recorded amounts of container rental equipment.

Management fees to affiliates increased $9, or 9%, from the three-month period ended March 31, 2002 to the equivalent period in 2003. The increase was primarily due to increases in both equipment and incentive management fees. Equipment management fees, which are based primarily on gross revenue, increased as a result of the increase in rental income and were approximately 7% of rental income for both three-month periods ended March 31, 2003 and 2002. Incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital increased primarily due to the increase in the amount of distributions paid from cash from operations between the two periods.

General and administrative costs to affiliates decreased $6, or 9%, from the three-month period ended March 31, 2002 to the same period in 2003, primarily due to the decrease in overhead costs allocated by TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

Other general and administrative costs decreased $23 from the three-month period ended March 31, 2002 to the same period in 2003. The decrease was primarily due to decreases in other service fees between the periods.

Loss on sale of containers decreased from $36 during the three-month period ended March 31, 2002 to $7 during the comparable period in 2003. The decrease in loss on sale of containers was primarily due to the Partnership selling fewer containers and incurring smaller average losses on the sale of these containers during the three-month period ended March 31, 2003 than in the same period in 2002.

Net earnings/(loss) per limited partnership unit fluctuated from a loss of $0.04 during the three-month period ended March 31, 2002 to earnings of $0.08 during the comparable period in 2003, reflecting the fluctuation in net earnings/(loss) allocated to limited partners from a loss of $146 to earnings of $274, respectively. The allocation of net earnings (loss) for the three-month periods ended March 31, 2003 and 2002 included special allocations of gross income to General Partners of $7 and $10, respectively, in accordance with the Partnership Agreement.

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

These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and payments of liabilities in the ordinary course of business.

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

Additionally, the recoverability of the recorded amounts of containers to be held for continued use and identified for sale in the ordinary course of business are evaluated to ensure that containers held for continued use are not impaired and that containers identified for sale are recorded at amounts that do not exceed the estimated fair value of the containers. Containers to be held for continued use are considered impaired and are written down to estimated fair value when the estimated future undiscounted cash flows are less than the recorded values. Containers identified for sale are written down to estimated fair value when the recorded value exceeds the estimated fair value. In determining the estimated future undiscounted cash flows and fair value of containers, assumptions are made regarding future demand and market conditions for leased containers and the sales prices for used containers. If actual market conditions are less favorable than those projected or if actual sales prices are lower than those estimated by the Partnership, additional write-downs may be required and/or losses may be realized. Any additional write-downs or losses would adversely affect the Partnership's operating results.

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


Date:  May 13, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date

________________________                 Chief Financial Officer, Senior                May 13, 2003
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      May 13, 2003
John A. Maccarone



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


Date:  May 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



/s/Ernest J. Furtado
____________________________________     Chief Financial Officer, Senior                May 13, 2003
Ernest J. Furtado                        Vice President and Secretary




/s/John A. Maccarone                     President                                      May 13, 2003
____________________________________
John A. Maccarone

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


May 13, 2003

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


May 13, 2003

                                 /s/ Ernest J. Furtado
                                 ____________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 99.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund II, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2003, as filed on May 13, 2003 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.





     May 13, 2003




                            By  /s/ John A. Maccarone
                                ____________________________________
                                John A. Maccarone
                                President and Director of TFS






A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 99.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund II, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended March 31, 2003, as filed on May 13, 2003 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.





     May 13, 2003




                             By  /s/ Ernest J. Furtado
                                 _______________________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TFS






A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.