Form 10-K
period 2003-12-31
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 2004-03-25
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


March 25, 2004


Securities and Exchange Commission
Washington, DC  20549

Ladies & Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Partnership") the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

                   For the fiscal year ended December 31, 2003

                         Commission file number 0-19145

                    TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)

             California 94-3097644
         (State or other jurisdiction
       of incorporation or organization)                   (IRS Employer
                                                         Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X
                                               -
State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.
         --------------
Documents Incorporated by Reference

Incorporated into Part IV of this report, the Registrant's limited partnership agreement, Exhibit A to the Prospectus as contained in Pre-Effective Amendment No. 2 to the Registrant's Registration Statement, as filed with the Commission on November 3, 1989 as supplemented by Post-Effective Amendment No. 2 filed with the Commission under Section 8(c) of the Securities Act of 1933 on December 11, 1990.

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

(a)       General Development of Business

          The Registrant is a California Limited Partnership ("the Partnership") formed on July 11, 1989 to purchase, own, operate, lease, and sell equipment used in the containerized cargo shipping industry. The Registrant commenced offering units representing limited partnership interests (Units) to the public on November 8, 1989 in accordance with its Registration Statement and ceased to offer such Units as of January 15, 1991. The Registrant raised a total of $75,000,000 from the offering and invested a substantial portion of the money raised in equipment. The Registrant has since engaged in leasing this and other equipment in the international shipping industry.

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

          Container leasing companies and the Registrant operate in a similar manner by owning a worldwide fleet of transportation containers and leasing these containers to international shipping lines hauling various types of goods among numerous trade routes. All lessees pay a daily rental rate and in certain markets may pay special handling fees and/or drop-off charges. In addition to these fees and charges, a lessee must either provide physical damage and liability insurance or purchase a damage waiver from the Registrant, in which case the Registrant agrees to pay the cost of repairing certain physical damage to containers. (This later arrangement is called the "Damage Protection Plan.") The Registrant, and not the lessee, is responsible for maintaining the containers and repairing damage caused by normal deterioration of the containers. This maintenance and repair, as well as any repairs required under the Damage Protection Plan, are performed in depots in major port areas by independent agents retained for the Registrant by the General Partners. These same agents handle and inspect containers that are picked up or redelivered by lessees, and these agents store containers not immediately subject to re-lease.

          Container leasing companies compete with one another on the basis of lease rates, fees charged, services provided and availability of equipment. By maintaining the highest lease rates and the highest equipment utilization allowed by market conditions, the Registrant attempts to generate revenue and profit.

          The majority of the Registrant's equipment is leased under master operating leases, which are comparable to the corporate rate agreements used by rental car companies. The master leases provide that the lessee, for a specified period of time, may rent containers at specific terms, conditions and rental rates. Although the terms of the master lease governing each container under lease do not vary, the number of containers in use can vary from time to time within the term of the master lease. The terms and conditions of the master lease provide that the lessee pays a daily rental rate for the entire time the container is in the lessee's possession (whether or not it is used), is responsible for certain types of damage, and must insure the container against liabilities.

          Equipment not subject to master leases may instead be leased under long-term lease agreements. Unlike master lease agreements, long-term lease agreements provide for containers to be leased for periods of between three to five years. Such leases are generally cancelable with a penalty at the end of each twelve-month period. Another type of lease, a direct finance lease, currently covers a minority of the Partnership's equipment. Under direct finance leases, the containers are usually leased from the Partnership for the remainder of the container's useful life with a purchase option at the end of the lease term.

          Leases specify an array of port locations where the lessee may pick up or return the containers. The Registrant incurs expenses in repositioning containers to a better location when containers are returned to a location that has an over-supply. Sales of containers in these low demand locations can occur, if a sale is judged a better alternative to repositioning and re-leasing the container.

          The Registrant is currently in its liquidation phase. Regular leasing operations continue during this phase, but the Registrant is allowing its fleet to permanently diminish through sales of containers. As noted above, sales of containers to date have been made only gradually, rather than in large transactions. See Item 7 herein. Once the Registrant has sold substantially all of its fleet and the liquidation phase has been completed, the Registrant will begin its final dissolution and the winding up of its business.

(c)(1)(ii)     Inapplicable.

(c)(1)(iii)    Inapplicable.

(c)(1)(iv)     Inapplicable.

(c)(1)(v)      Inapplicable.

(c)(1)(vi)     Inapplicable.

(c)(1)(vii) During the year ended December 31, 2003, no single lessee generated lease revenue which was 10% or more of the total revenue of the Registrant.

(c)(1)(viii)   Inapplicable.

(c)(1)(ix)     Inapplicable.

(c)(1)(x) Among container leasing companies, the top ten control approximately 86% of the total equipment held by all container leasing companies. The top two container leasing companies combined control approximately 26% of the total equipment held by all container leasing companies. Textainer Equipment Management Limited, an Associate General Partner of the Registrant and the manager of its marine container equipment, is the largest standard dry freight container leasing company and manages approximately 14% of the equipment held by all container leasing companies. The customers for leased containers are primarily international shipping lines. The Registrant alone is not a material participant in the worldwide container leasing market. The principal methods of competition are price, availability and the provision of worldwide service to the international shipping community. Competition in the container leasing market has increased over the past few years. Since 1996, shipping alliances and other operational consolidations among shipping lines have allowed shipping lines to begin operating with fewer containers, thereby decreasing the demand for leased containers and allowing lessees to gain concessions from lessors about price, special charges or credits and, in certain markets, the age specification of the containers leased. Furthermore, primarily as a result of lower new container prices and low interest rates, shipping lines now own, rather than lease, a higher percentage of containers. The decrease in demand from shipping lines, along with the entry of new leasing company competitors offering low container rental rates, has increased competition among container lessors such as the Registrant.

               Furthermore, changes in worldwide demand for shipping have placed additional strains on competition. Utilization of containers can be maximized if containers that come off-lease can be re-leased in the same location. If demand for containers is strong in some parts of the world and weak in others, containers that come off-lease may have to be repositioned, usually at the Registrant's expense, before they can be re-leased. Over the last several years, demand for goods brought into Asia has been lower than demand for goods brought out of Asia. This imbalance has created low demand locations in certain areas of international shipping routes, where containers coming off-lease after the delivery of goods cannot quickly be re-leased. Shipping lines have an advantage over container leasing companies with respect to these low demand locations, because the shipping lines can frequently reposition their own containers, while leasing companies have to find alternative ways of repositioning their containers, including offering incentives to shipping lines or paying directly for the repositioning.

(c)(1)(xi)     Inapplicable.

(c)(1)(xii)    Inapplicable.

(c)(1)(xiii)   The Registrant  has no employees.  Textainer  Financial  Services
               Corporation (TFS), a wholly owned subsidiary of Textainer Capital
               Corporation  (TCC),  and  the  Managing  General  Partner  of the
               Registrant, is responsible for the overall management of the business of the Registrant and at December 31, 2003 had 3 employees. Textainer Equipment Management Limited (TEM), an
               Associate General Partner, is responsible for the management of the leasing operations of the Registrant and at December 31, 2003 had a total of 149 employees.

(d)            Financial  Information About Foreign and Domestic  Operations and
               Export Sales.

               The Registrant is involved in leasing containers to international shipping lines for use in world trade. Approximately 15%, 12% and 16% of the Registrant's rental revenue during the years ended December 31, 2003, 2002, and 2001, respectively, was derived from operations sourced or terminated domestically. These percentages do not reflect the proportion of the Partnership's income from operations generated domestically or in domestic waterways. Substantially all of the Partnership's income from operations is derived from assets employed in foreign operations. For a discussion of the risks of leasing containers for use in world trade see "Risk Factors and Forward-Looking Statements" in Item 7 herein.

ITEM 2.      PROPERTIES

As of December 31, 2003, the Registrant owned the following types and quantities of equipment:


              20-foot standard dry freight containers        1,080
              40-foot standard dry freight containers        3,578
              40-foot high cube dry freight containers       3,794
                                                             -----
                                                             8,452

During December 2003, approximately 84% of these containers were on lease to international shipping lines, and the balance were being stored primarily at a large number of storage depots located worldwide. Generally, the Partnership sells containers (i) that have reached the end of their useful lives or (ii) that an analysis indicates that their sale is warranted based on existing market conditions and the container's age location and condition. At December 31, 2003 approximately 5% of the Partnership's off-lease equipment had been specifically identified as for sale. The Partnership expects more containers to be identified as for sale as the Partnership continues its liquidation plans. Some containers identified for sale have been written down, as described below in Item 7, "Results of Operations."

See Item 7, "Results of Operations" for more information about changes in the size of the Registrant's container fleet, container sales and write-downs, as well as the location of the Registrant's off-lease containers.


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

(a)(1)(ii)     Inapplicable.

(a)(1)(iii)    Inapplicable.

(a)(1)(iv)     Inapplicable.

(a)(1)(v)      Inapplicable.

(a)(2)         Inapplicable.

(b)    Holders.

(b)(1) As of January 1, 2004, there were 4,473 holders of record of limited partnership interests in the Registrant.

(b)(2)         Inapplicable.

(c)    Dividends.

Effective July, 2001, when the Registrant began its liquidation phase, the Registrant makes monthly distributions to its limited partners in an amount equal to the Registrant's excess cash, after redemptions and working capital reserves. For both the years ended December 31, 2003 and 2002, the Registrant paid distributions at an annualized rate equal to 4.95% of a Unit's initial cost or $0.99 per Unit per year. For information about the amount of distributions paid during the five most recent fiscal years, see Item 6, "Selected Financial Data."

Part 701:      Inapplicable.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         (Amounts in thousands except for per unit amounts)
                                                                      Years Ended December 31,
                                         ----------------------------------------------------------------------------------
                                              2003              2002            2001             2000            1999
                                              ----              ----            ----             ----            ----
Rental income (1)...................       $  4,687          $  4,712        $  6,053         $  7,772        $  8,133

Income from operations..............       $    757          $     80        $    459         $  2,436        $    857

Net earnings........................       $    761          $     87        $    515         $  2,566        $    957

Net earnings per unit
  of limited partner
  interest..........................       $   0.20          $   0.01        $   0.12         $   0.68        $   0.24

Distributions per unit of
  limited partner
  interest (2)......................       $   0.99          $   0.99        $   1.97         $   1.60        $   1.60

Distributions per unit of
  limited partner
  interest representing
  a return of capital...............       $   0.79          $   0.98        $   1.85         $   0.92        $   1.36

Total assets........................       $ 15,811          $ 18,738        $ 22,671         $ 29,763        $ 33,676

(1) The Registrant entered its liquidation phase in July 2001, from which time the Registrant has no longer been replenishing its container fleet by purchasing containers. Sales of containers now permanently diminish the Registrant's fleet. For information about changes in the size of the Registrant's fleet, see Item 7.

(2) As noted above, the Registrant entered its liquidation phase in July 2001, from which time forward it began distributing its excess cash, after redemptions and working capital reserves. This cash includes some proceeds from container sales, as well as cash from operations. See Item 7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          (Amounts in thousands except for unit and per unit amounts)

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the years ended December 31, 2003, 2002 and 2001. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

Textainer Financial Services Corporation (TFS) is the Managing General Partner of the Partnership and is a wholly-owned subsidiary of Textainer Capital Corporation (TCC). Textainer Equipment Management Limited (TEM) and Textainer Limited (TL) are Associate General Partners of the Partnership. The General Partners manage and control the affairs of the Partnership.


Introduction

The Partnership is a finite-life entity whose principal business is to own a fleet of containers for lease to the international shipping industry. The Partnership's revenues come primarily from the rental income generated by leased containers and, to a smaller extent, from services related to rental income, such as handling charges paid by lessees. The Partnership's revenues are, therefore, dependent on demand for leased containers. Demand for leased containers drives not only the percentage of the Partnership's containers that are on lease (utilization), but also, to a certain extent, the rental rates the Partnership can charge under its leases. When demand declines, utilization falls, and the Partnership has fewer containers on lease, often earning less revenue, and more containers off-lease incurring storage expense. In times of reduced demand, then, the Partnership has higher expenses and may have to offer lessees incentives such as free rental periods or credits. The General Partners try at all times to take advantage of the opportunities created by different levels of demand for leased containers, either by changing services, lease terms or lease rates offered to customers or by concentrating on different geographic markets.

Demand for containers is driven by many factors, including the overall volume of worldwide shipping, the number of containers manufactured, the number of containers available for lease in specific locations and the capacity of the worldwide shipping industry to transport containers on its existing ships. Since many of the Partnership's customers are shipping lines that also own their own containers, the price and availability of new containers directly affects demand for leased containers. If shipping lines have the cash or financing to buy containers and find that alternative attractive, demand for leased containers will fall. Current demand and related market conditions for containers are discussed below under "Comparative Results of Operations: Current Market Conditions for Leased Containers." Competition for shipping lines' business has increased in recent years due to operational consolidations among shipping lines and the entry of new leasing companies that compete with entities like the Partnership. This competition has generally driven down rental rates and allowed shipping lines to obtain other favorable lease terms.

The Partnership also recognizes gains and losses from the sale of its containers. Containers are generally sold either at the end of their useful life, or when an economic analysis indicates that it would be more profitable to sell the container rather than to continue to own it. An example of the latter would be when re-leasing a container might be relatively expensive, either because of expenses required to repair the container or to reposition the container to a location where the container could be readily leased.

The sales price of used containers is affected by supply and demand for used containers. The Partnership's containers are primarily sold to wholesalers who subsequently sell to buyers such as mini-storage operators, construction companies, farmers and other non-marine users. Additionally, if a container is lost or completely damaged by a lessee, the Partnership receives proceeds from the lessee for the value of the container. The Partnership counts these transactions as sales, as well as the more traditional sales to wholesalers. Generally, since 1998, used container prices have declined, causing the Partnership to realize less from the sale of its used containers. Used container sales prices appear to have stabilized in 2002 and 2003.

The Partnership's operations and financial results are also affected by the price of new containers. The Partnership's operations and financial results are also affected by the price of new containers. The price for new containers has fallen since 1995. This decrease has significantly depressed rental rates. This decrease has also caused the Partnership to evaluate the carrying cost of its container fleet, and has resulted in write-downs of some containers the Partnership has decided to sell. These matters are discussed in detail below under the caption "Other Income and Expenses: Write Down of Certain Containers Identified for Sale." Prior to the start of the Partnership's liquidation period, which is discussed below, the Partnership purchased new containers and the decrease in price worked to the Partnership's advantage.

The Partnership is in its liquidation phase, which means that regular leasing operations continue, but the Partnership no longer seeks to replenish its container fleet by buying new containers. As containers are sold, the Partnership's fleet is permanently decreasing. Eventually, substantially all of its containers will be sold, and the Partnership will begin its final dissolution and winding up of its business. The liquidation phase can take up to six or more years, and the Partnership currently estimates that the liquidation phase will be longer rather than shorter, due to the current market for, and opportunities to sell, used containers.

Liquidity and Capital Resources

Historical

From November 8, 1989 until January 15, 1991, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1 on December 19, 1989, and on January 15, 1991, the Partnership had received its maximum subscription amount of $75,000.

General

In July 2001, the Partnership entered its liquidation phase, which may last up to six or more years depending on whether the containers are sold (i) in one or more large transactions or (ii) gradually, either as they reach the end of their useful marine lives or when an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. To date, the Partnership has sold containers only gradually, rather than in large transactions. The Partnership anticipates that all excess cash, after redemptions and working capital reserves, will be distributed to the general and limited partners on a quarterly basis. These distributions will consist of cash from operations and/or cash from sales proceeds. As the Partnership's container fleet decreases, cash from operations is expected to decrease, while cash from sales proceeds is expected to fluctuate based on the number of containers sold and the actual sales price per container received. Consequently, the Partnership anticipates that a large portion of all future distributions will be a return of capital.

Sources of Cash

Rental income and proceeds from container sales are the Partnership's principal sources of liquidity, and the source of funds for distributions. Rental income and container sales prices are affected by market conditions for leased and used containers. Cash provided from these sources will fluctuate based on demand for leased and used containers. Demand for leased and used containers is discussed more fully in "Results of Operations." Cash provided by operating activities is affected by rental income, operating expenses and the timing of both payments received from lessees and payments made by the Partnership for operating expenses. Additionally, a continued stream of rental income is dependent partly on the Partnership's ability to re-lease containers as they come off lease. See the discussion of "Utilization" below under "Results of Operations." Cash provided by investing activities is affected by the number of containers sold, the sale price received on these containers and the timing of payments received for these sales. Previously reported cash from operations and sales proceeds is not indicative of future cash flows as these amounts can fluctuate significantly based on demand for new and used containers, fleet size and timing of the payments made and received. Fluctuations in rental income, operating expenses, and sale prices for used containers are discussed more fully in "Results of Operations."

Operating and investing activities are discussed in detail below.

Cash from Operations

Net cash provided by operating activities for the years ended December 31, 2003 and 2002, was $2,997 and $2,554, respectively. The increase of $443, or 17%, was primarily due to the improvement in net earnings, adjusted for non-cash transactions and fluctuations in gross accounts receivable and accounts payable and accrued liabilities. The improvement in net earnings, adjusted for non-cash transactions, was primarily due to decreases in direct container expenses and other general and administrative costs. These expense items are discussed more fully under "Results of Operations." The decline in gross accounts receivable of $196 for the year ended December 31, 2003 was primarily due to the decline in the average collection period of accounts receivable. Accounts receivable declined $31 during the comparable period in 2002 primarily due to a decline in rental income, partially offset by an increase in the average collection period of accounts receivable. Rental income is discussed below under "Results of Operations." The changes in accounts payable and accrued liabilities between the periods resulted from timing differences in the payment of expenses and fees, as well as in fluctuations in these amounts.

Cash from Sale of Containers

Current Uses: For the years ended December 31, 2003 and 2002, net cash provided by investing activities (the sale of containers) was $782 and $1,481, respectively. The decrease of $699 was primarily due to the Partnership selling fewer containers during the year ended December 31, 2003, compared to the equivalent period in 2002. The Partnership primarily sells containers when they come off-lease, and an analysis indicates that the container should be sold. Fluctuations between periods in the number of containers sold reflect the age and condition of containers coming off-lease, the geographic market in which they come off-lease, and other related market conditions. Fluctuations can also be affected by the number of containers sold to lessees, who pay for any containers that are lost or damaged beyond repair.

Effect of Market Conditions on Liquidation: Due, in part, to current market conditions and their effect on demand for used containers, the Partnership has been primarily selling containers only if the containers are at the end of their useful lives or if an analysis indicates that their sale is warranted based on existing market conditions and the container's age, location and condition. Low demand locations, the decline in the value of used containers and the related market conditions are discussed more fully under "Results of Operations." These market conditions have caused the Partnership to implement its liquidation phase to date by selling containers gradually. The Partnership will continue to evaluate its options for selling containers in the context of both these market conditions and the Partnership's liquidation plans.

Effect of Liquidation on Future Cash Flows: The number of containers sold both in low demand locations and elsewhere, as well as the amount of sales proceeds and cash provided by operating activities, will affect how much the Partnership will pay in future distributions to Partners. Future distributions are expected to decline as cash from operations and cash from sales proceeds decrease along with the Partnership's fleet. The fleet will decrease as part of the Partnership's liquidation and eventual termination.

Uses of Cash

Distributions to partners are the Partnership's primary use of cash. The amount of distributions paid to partners is dependent on cash received from operations and the sale of containers, less amounts used to pay redemptions or held as working capital.

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

These activities are discussed in detail below.

Distributions: During the year ended December 31, 2003, the Partnership declared cash distributions to limited partners pertaining to the period from December 2002 through November 2003 in the amount of $3,575, which represented $0.99 per unit. On a cash basis, as reflected in the Statements of Cash Flows, after paying redemptions and general partner distributions, $2,860 of these distributions was from operating activities and the balance of $715 was a return of capital. On an accrual basis, as reflected on the Statements of Partners' Capital, after paying redemptions, $624 of these distributions were from current year earnings and $2,951 was a return of capital.

Capital Commitments: Redemptions: During the year ended December 31, 2003, the Partnership redeemed 25,864 units for a total dollar amount of $100. The Partnership also redeemed 5,625 units for a total dollar amount of $20 in January 2004. The Partnership used cash flow from operations to pay for the redeemed units.

The Partnership invests working capital and cash flow from operations and investing activities prior to its distribution to the partners in short-term, liquid investments.

Results of Operations

The Partnership's income from operations, which consists primarily of rental income less costs and expenses (including container depreciation, direct container expenses, management fees, and reimbursement of administrative expenses) is primarily affected by the size of its container fleet, the number of containers it has on lease (utilization) and the rental rates received under its leases. The current status of each of these factors is discussed below.

Size of Container Fleet

The following is a summary of the container fleet (in units) available for lease during the years ended December 31, 2003, 2002 and 2001:

                                                  2003     2002     2001
                                                  ----     ----     ----

        Beginning container fleet...........     9,425   10,990   13,243
        Ending container fleet..............     8,452    9,425   10,990
        Average container fleet.............     8,939   10,208   12,117

The average container fleet decreased 12% and 16% from the years ended December 31, 2002 to 2003 and from December 31, 2001 to 2002, respectively, primarily due to the continuing sale of containers. While the decline in container fleet resulted in lower rental income, this decrease was more than offset by the improvement in utilization, resulting in the increase in container rental income from the year ended December 31, 2002 to the same period in 2003. An overall decline in rental income is expected to continue in future years, as the size of the Partnership's container fleet continues to decrease.

Utilization

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 84%, 73% and 70% on average during the years ended December 31, 2003, 2002 and 2001, respectively. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At December 31, 2003, 2002 and 2001, utilization was 84%, 85% and 66%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                           2003         2002        2001
                                           ----         ----        ----

       Americas                             540          894       1,105
       Europe                               153          289         390
       Asia                                 629          210       2,221
       Other                                 17           39          42
                                          -----        -----       -----

       Total off-lease containers         1,339        1,432       3,758
                                          =====        =====       =====

At December 31, 2003 and 2002, approximately 5% and 10%, respectively, of the Partnership's off-lease containers had been specifically identified as for sale.

Rental Rates

In addition to utilization, rental income is affected by daily rental rates. The average daily rental rate for the Partnership's containers decreased 6% and 11% from the years ended December 31, 2002 to 2003 and December 31, 2001 to 2002, respectively. Average rental rates declined primarily due to the decline in long term lease rates. The decline in average rental rates under master leases between the periods was minor. The majority of the Partnership's rental income was generated from master leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At December 31, 2003, 2002 and 2001, 46%, 40% and 37%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

Comparative Results of Operations

The following is a comparative analysis of the results of operations for the years ended December 31, 2003, 2002 and 2001:

                                               2003       2002       2001
                                               ----       ----       ----

        Income from operations               $  757     $   80     $  459
        Rental income                        $4,687     $4,712     $6,053
        Percent change from previous
        year in
           Utilization                          15%         4%       (14%)
           Average container fleet             (12%)      (16%)      (12%)
           Average rental rates                ( 6%)      (11%)      ( 3%)

The Partnership's rental income decreased $25, or 1%, from the year ended December 31, 2002 to the comparable period in 2003 as the decline in other rental income, was offset by the increase in container rental income. Income from container rentals, the major component of total revenue, increased $19, or 1%, as a result of the fluctuations in utilization, average container fleet and rental rates as detailed in the above table.

The decrease in rental income of $1,341, or 22%, from the year ended December 31, 2001 to the comparable period in 2002 was primarily due to decreases in income from container rentals and other rental income. Income from container rentals, decreased $1,115, or 21%, primarily due to the fluctuations in utilization, average container fleet and rental rates as detailed in the above table.

Current Market Conditions for Leased Containers: Beginning in March 2002, utilization began to improve and improved steadily through the end of 2002. Utilization declined slightly in the first quarter of 2003, which is traditionally a slow period for container demand, improved during the second quarter and was stable for the remainder of 2003. Utilization has remained relatively strong due to a large volume of export cargo out of Asia, a larger percentage of containers under long term lease and efforts by the General Partners to reduce the quantities of containers that lessees can return in low demand locations. However, rental rates continued to slowly decline primarily due to low new container prices, low interest rates and low rental rates offered by competitors. The General Partners are cautiously optimistic that current utilization levels can be maintained during the next several months. However, the General Partners caution that market conditions could deteriorate again due to global economic and political conditions. Demand for leased containers could therefore weaken again and result in a decrease in utilization and further declines in lease rates and container sale prices, adversely affecting the Partnership's operating results.

Sale of Containers in Low Demand Locations Created by Current Market Conditions:
Although demand for leased containers has improved, the trade imbalance between Asia and the Americas and Europe continues. As a result, a large portion of the Partnership's off-lease containers are located in low demand locations in the Americas and Europe as detailed above in "Utilization." For these and other off-lease containers, the Partnership determines whether these containers should be sold or held for continued use. The decision to sell containers is based on the current expectation that the economic benefit of selling these containers is greater than the estimated economic benefit of continuing to own these containers. The majority of the containers sold in low demand locations are older containers. The expected economic benefit of continuing to own these older containers is significantly less than that of newer containers. This is due to their shorter remaining marine life, the cost to reposition them, and the shipping lines' preference for leasing newer containers when they have a choice. Until demand for containers improves in certain low demand locations, the Partnership plans to continue selling some of its containers that are off-lease in these locations rather than incurring the expense of repositioning them.

Other Income and Expenses

The following is a discussion of other income earned by the Partnership and its expenses:

Other Rental Income

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

For the year ended December 31, 2003, other rental income was $508, a decrease of $44 from the equivalent period in 2002. The decrease in other rental income was primarily due to decreases in handling and location income of $62 and $48, respectively, offset by an increase in DPP income of $66.

For the year ended December 31, 2002, other rental income was $552, a decrease of $226 from the equivalent period in 2001. The decrease in other rental income was primarily due to decreases in location and DPP income of $128 and $114, respectively.

Direct Container Expenses

Direct container expenses decreased $77, or 7%, from the year ended December 31, 2002 to the equivalent period in 2003, primarily due to the decline in the average fleet size. The decrease in expenses was primarily attributable to declines in storage and handling expenses of $313 and $38, respectively, offset by increases in repositioning and DPP expenses of $224 and $52, respectively. These changes are discussed in detail below.

Storage expense decreased not only due to the decrease in average fleet size, but also due to the increase in utilization noted above and a slight decrease in the average storage cost per container. The decrease in handling expense was primarily due to the decline in container movement. Repositioning expense increased due to an increase in the average repositioning costs due to (i) expensive repositioning moves related to one lessee who required containers to be delivered to certain locations and (ii) longer average repositioning moves and a slight increase in the number of containers repositioned between the periods. The increase in DPP expense was primarily due to the increase in the number of containers covered under DPP.

Direct container expenses decreased $497, or 30%, from the year ended December 31, 2001 to the equivalent period in 2002, primarily due to the decline in the average fleet size. The declines in repositioning, storage, and DPP expenses were $206, $167, and $70, respectively. These changes are discussed in detail below.

Repositioning expense decreased due to the decrease in the average repositioning cost per container due to shorter average repositioning moves and a decrease in the number of containers repositioned during 2002 compared to 2001. Storage expense decreased primarily due to the decrease in average fleet size. DPP expense declined due to the decrease in the number of containers covered under DPP and the decrease in the average DPP repair cost per container.

Bad Debt Expense or Benefit

Bad debt expense (benefit) was $0, $19 and ($21) for the years ended December 31, 2003, 2002 and 2001, respectively. Fluctuations in bad debt expense (benefit) reflect the adjustments to the bad debt reserve, after deductions have been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. See "Critical Accounting Policies and Estimates" below. There was no benefit or expense recorded during the year ended December 31, 2003, as the reserve estimate, after deductions had been taken against the reserve, was similar to the reserve estimate at December 31, 2002. The expense recorded during the year ended December 31, 2002 reflects a higher reserve estimate, after deductions had been taken against the reserve, from December 31, 2001. The benefit recorded during the year ended December 31, 2001 reflects a lower reserve estimate, after deductions had been taken against the reserve, from December 31, 2000.

Depreciation Expense

The  decrease  in  depreciation  expense  of $478,  or 20%,  from the year ended
December 31, 2002 to the comparable period in 2003 and the increase in depreciation expense of $24, or 1%, from the year ended December 31, 2001 to the comparable period in 2002 was primarily due to the Partnership revising its estimate for container salvage value in 2002. Effective July 1, 2002, the Partnership revised its estimate for container salvage value from a percentage of equipment cost to an estimated dollar residual value. The effect of this change resulted in an increased rate of depreciation. During the year ended December 31, 2002, the Partnership recorded additional depreciation expense of $42 for units that had not been fully depreciated prior to July 1, 2002 and additional depreciation expense of $496 to adjust the net book value of fully depreciated containers to the new estimated salvage values. For a further discussion of changes to depreciation, see "Critical Accounting Policies and Estimates" below.

Write Down of Certain Containers Identified for Sale

The Partnership stopped purchasing containers in 2001, but its leasing activities are affected by fluctuations in new container prices. New container prices steadily declined from 1995 through 1999 and have remained low through 2003. As a result, the cost of new containers purchased in recent years is significantly less than the average cost of containers purchased in prior years. The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell.

Write-down expense decreased $226, or 82%, from the year ended December 31, 2002 to 2003 primarily due to the decrease in the number of containers identified for sale and a lower average required write down. The number of containers identified for sale decreased primarily due to the decline in the number of containers located in low demand locations as detailed above. The decline in the average write down was primarily a result of the increased depreciation rate.

Write-down expense decreased $122, or 31%, from the year ended December 31, 2001 to 2002. The decline was primarily due to the decrease in the number of containers identified for sale, offset by a greater average required write down. The number of containers identified for sale decreased primarily due to the decline in the number of containers located in low demand locations as detailed above. See "Critical Accounting Policies and Estimates" below.

Gain and Loss on Sale of Containers

The following details the gain (loss) on the sale of containers for the years ended December 31, 2003, 2002 and 2001:

                                                 2003      2002       2001
                                                 ----      ----       ----

     Loss on written-down containers            $ (11)     $ (7)     $ (27)
     (Loss) gain on other containers              (99)      110       (108)
                                                 -----      ---       ----
     Total (loss) gain on container sales       $(110)     $103      $(135)
                                                 =====      ===       ====


The Partnership recorded losses on the sale of written down containers for the years ended December 31, 2003, 2002 and 2001, as the estimated sales proceeds used to determine the write-down amount were greater than the actual sales price received on these containers. See "Critical Accounting Policies and Estimates" below.

As the Partnership determines the number of containers identified for sale and the related write-down amount on a monthly basis, some containers are sold before they are written down. The (loss) gain on these containers is referred to in the table above as " (Loss) gain on other containers." The fluctuations in
(loss) gain on the sale of these other containers was due to the Partnership selling containers for an average loss during the years ended December 31, 2003 and 2001 and average gains during the comparable period in 2002. The amount of gain or loss on the sale of these other containers has fluctuated due to the specific conditions of the containers sold, the type of container sold, the locations where the containers were sold and their net book value, rather than any identifiable trend. Container sales prices appear to have stabilized, after declining for the past several years, as the average sales price for containers sold by TEM on behalf of the Partnership as well as other container owners was comparable for the years ended December 31, 2003 and 2002.

Management Fees and General and Administrative Costs

Management fees to affiliates consist of equipment management fees, which are primarily based on rental income, and incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital. The following details these fees for the years ended December 31, 2003, 2002 and 2001:

                                                  2003      2002       2001
                                                  ----      ----       ----

        Equipment management fees                 $328      $327       $419
        Incentive management fees                  116        92        194
                                                   ---       ---        ---
          Management fees to affiliates           $444      $419       $613
                                                   ===       ===        ===

Equipment management fees fluctuated based on the fluctuations in rental income and were approximately 7% of rental income for the years ended December 31, 2003, 2002 and 2001. Fluctuations in incentive management fees between the periods were primarily due to fluctuations in the amount of distributions paid from cash from operations.

General and administrative costs to affiliates decreased $19, or 8%, and $45 or 16%, from the years ended December 31, 2002 to 2003 and December 31, 2001 to 2002, respectively. These decreases were primarily due to decreases in overhead costs allocated from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

Other general and administrative costs decreased $99, from the year ended December 31, 2002 to the same period in 2003 and increased $52, from the year ended December 31, 2001 to 2002. These fluctuations were primarily due to fluctuations in other service fees between the periods.

Contractual Obligations

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

Since the Partnership Agreement requires the Partnership to continue to pay these fees and expenses to the General Partners and reimburse the General
Partners for expenses incurred by them or other service providers selected by the General Partners, these payments are contractual obligations.

The following details the amounts payable at December 31, 2003 for these obligations:

       --------------------------------------------------------------------------------------
                                                         Payments due by period
                                           --------------------------------------------------
                                                                                    More
                                                         Less than   1-3    3-5    than 5
       Contractual Obligations                 Total      1 year    years  years    years
       --------------------------------------------------------------------------------------

       Equipment management fees                $ 52          $ 52    *      *        *
       Incentive management fees                  26            26    *      *        *
       Equipment liquidation fee (1)               -             -
       Reimbursement of general and
       administrative costs to:
         Affiliates                               33            33    *      *        *
         Other service providers                  83            83    *      *        *
       --------------------------------------------------------------------------------------
          Total                                 $194          $194
       --------------------------------------------------------------------------------------

* The Partnership has not recorded liabilities for these fees and reimbursements related to periods subsequent to December 31, 2003, as these fees and reimbursements cannot be estimated as they are dependent on variable factors as detailed below:

Acquisition fees                    5% of equipment cost
Equipment management fee            7% of gross operating lease revenues
                                    2% of gross full payout lease revenues
Incentive management fee            4% of distributable cash from operations
Reimbursements to affiliates        Dependent on the amount of expenses incurred
  and other service providers        that are allocable to the Partnership
Service fee to other service        Monthly fee dependent on the number of
 provider                            limited partners


(1) The Partnership is required to pay the General Partners an equipment liquidation fee, but this fee is payable only after limited partners receive a certain amount of distributions from the Partnership. The Partnership does not currently expect to pay this liquidation fee.

For the amount of fees and reimbursements made to the General Partners for the years ended December 31, 2003, 2002 and 2001, see Note 2 to the Financial Statements in Item 8. For the amount of fees and reimbursements made to other service providers, see Other general and administrative expenses in the Statements of Earnings in Item 8.

Net Earnings per Limited Partnership Unit

                                            2003         2002          2001
                                            ----         ----          ----
      Net earnings per limited
        partnership unit                   $0.20        $0.01         $0.12
      Net earnings allocated
        to limited partners                $ 724        $  50         $ 440

Net earnings per limited partnership unit fluctuates based on fluctuations in net earnings allocated to limited partners as detailed above. The allocation of net earnings for the years ended December 31, 2003, 2002 and 2001 included a special allocation of gross income to the General Partners of $29, $36, and $70, respectively, in accordance with the Partnership Agreement.


Critical Accounting Policies and Estimates

Certain estimates and assumptions were made by the Partnership's management that affect its financial statements. These estimates are based on historical experience and on assumptions believed to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying value of assets and liabilities. Actual results could differ.

The Partnership's management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is based on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. If the financial condition of the Partnership's lessees were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would adversely affect the Partnership's operating results.

The General Partners have established a Credit Committee, which actively manages and monitors the collection of receivables on at least a monthly basis. This committee establishes credit limits for every lessee and potential lessee of equipment, monitors compliance with these limits, monitors collection activities, follows up on the collection of outstanding accounts, determines which accounts should be written-off and estimates allowances for doubtful accounts. As a result of actively managing these areas, the Partnership's allowance for bad debt as a percentage of accounts receivable has ranged from 6% to 16% and has averaged approximately 10% over the last 5 years. These allowances have historically covered all of the Partnership's bad debts.

Container Depreciation Estimates: The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. The Partnership estimates a container's useful life to be 12 years, an estimate which it has used since the Partnership's inception. Prior to July 1, 2002, the Partnership estimated salvage value as a percentage of equipment cost. Effective July 1, 2002, the Partnership revised its estimate for container salvage value to an estimated dollar residual value, reflecting current expectations of ultimate residual values.

The Partnership will evaluate the estimated residual values and remaining estimated useful lives on an on-going basis and will revise its estimates as needed. The Partnership will revise its estimate of residual values if it is determined that these estimates are no longer reasonable based on recent sales prices and revised assumptions regarding future sales prices. The Partnership will revise its estimate of container useful life if it is determined that the current estimates are no longer reasonable based on the average age of containers sold and revised assumptions regarding future demand for leasing older containers.

As a result, depreciation expense could fluctuate significantly in future periods as a result of any revisions made to these estimates. A decrease in estimated residual values or useful lives of containers would increase depreciation expense, adversely affecting the Partnership's operating results. Conversely, any increase in these estimates would result in a lower depreciation expense, resulting in an improvement in operating results. These changes would not affect cash generated from operations, as depreciation is a non-cash item.

Container Impairment Estimates: Write-downs of containers are made when it is determined that the recorded value of the containers exceeds their estimated fair value. Containers held for continued use and containers identified for sale in the ordinary course of business are considered to have different estimated fair values.

In determining estimated fair value for a container held for continued use, management must estimate the future undiscounted cash flows for the container. Estimates of future undiscounted cash flows require estimates about future rental revenues to be generated by the container, future demand for leased containers, and the length of time for which the container will continue to generate revenue. To date, management has not found the estimates of future undiscounted cash flows to be less than the recorded value of the Partnership's containers. Therefore, the Partnership has not recorded any write-downs of containers to be held for continued use. Estimates regarding the future undiscounted cash flows for these containers could prove to be inaccurate. If these containers are sold prior to the end of their useful lives and before they are written down, as a result of being identified as for sale, the Partnership may incur losses on the sale of these containers.

In determining estimated fair value for a container identified for sale, the current estimated sales price for the container, less estimated cost to sell, is compared to its recorded value. This recorded value has been found to be less than the estimated sales price, less cost to sell, for some containers and these containers have been written down. See "Write Down of Certain Containers Identified for Sale" above. The Partnership has, however, recorded some losses on the sale of these previously written-down containers. Losses were recorded because the estimated sales price was higher than the actual sales price realized. Estimated sales prices are difficult to predict, and management's estimates proved too high in these cases. See "Gain and Loss on Sale of Containers" above.

The Partnership will continue to monitor the recoverability of its containers. If actual market conditions for leased containers are less favorable than those projected, if actual sales prices are lower than those estimated by the Partnership, or if the estimated useful lives of the Partnership's containers were shortened, additional write-downs may be required and/or losses may be incurred. Any additional write-downs or losses would adversely affect the Partnership's operating results.

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

Other risks of the Partnership's leasing operations include competition, the cost of repositioning containers after they come off-lease, the risk of an uninsured loss, including bad debts, the risk of technological obsolescence, increases in maintenance expenses or other costs of operating the containers, and the effect of world trade, industry trends and/or general business and economic cycles on the Partnership's operations. See "Critical Accounting Policies and Estimates" above for information on the Partnership's critical accounting policies and how changes in those estimates could adversely affect the Partnership's results of operations.

The foregoing includes forward-looking statements and predictions about possible or future events, results of operations and financial condition. These statements and predictions may prove to be inaccurate, because of the assumptions made by the Partnership or the General Partners or the actual development of future events. No assurance can be given that any of these forward-looking statements or predictions will ultimately prove to be correct or even substantially correct. The risks and uncertainties in these forward-looking statements include, but are not limited to, changes in demand for leased containers, changes in global business conditions and their effect on world trade, future modifications in the way in which the Partnership's lessees conduct their business or of the profitability of their business, increases or decreases in new container prices or the availability of financing, alterations in the costs of maintaining and repairing used containers, increases in competition, changes in the Partnership's ability to maintain insurance for its containers and its operations, the effects of political conditions on worldwide shipping and demand for global trade or of other general business and economic cycles on the Partnership, as well as other risks detailed herein. The Partnership does not undertake any obligation to update forward-looking statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership does pay a small amount of its expenses in various foreign currencies. For the year ended December 31, 2003, approximately 7% of the Partnership's expenses were paid in 17 different foreign currencies. As there are no significant payments made in any one foreign currency, the Partnership does not hedge these expenses.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             Attached pages 20 to 32.




                          Independent Auditors' Report
                          ----------------------------

The Partners
Textainer Equipment Income Fund II, L.P.:

We have audited the accompanying balance sheets of Textainer Equipment Income Fund II, L.P. (a California limited partnership) as of December 31, 2003 and 2002, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Textainer Equipment Income Fund II, L.P. as of December 31, 2003 and 2002, and the results of its operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



                                  /s/ KPMG LLP




San Francisco, California
February 19, 2004


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

December 31, 2003 and 2002
(Amounts in thousands)
------------------------------------------------------------------------------------------------------------

                                                                             2003                  2002
                                                                       ---------------        --------------
Assets
Container rental equipment, net of accumulated
    depreciation of $14,059 (2002:  $14,580) (note 1(e))               $       14,247         $      17,097
Cash                                                                              423                   373
Accounts receivable, net of allowance
    for doubtful accounts of $68 (2002:  $81)                                   1,020                 1,198
Due from affiliates, net (note 2)                                                 102                    55
Prepaid expenses                                                                   19                    15
                                                                       ---------------        --------------


                                                                       $       15,811         $      18,738
                                                                       ===============        ==============
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                    $           87         $          74
   Accrued liabilities                                                            158                   193
   Accrued damage protection plan costs (note 1(i))                               190                   126
   Deferred quarterly distributions (note 1(g))                                    30                    47
   Deferred damage protection plan revenue (note 1(j))                             82                    83
                                                                       ---------------        --------------

      Total liabilities                                                           547                   523
                                                                       ---------------        --------------

Partners' capital:
   General partners                                                                 -                     -
   Limited partners                                                            15,264                18,215
                                                                       ---------------        --------------

      Total partners' capital                                                  15,264                18,215
                                                                       ---------------        --------------


                                                                       $       15,811         $      18,738
                                                                       ===============        ==============

See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Earnings

Years ended December 31, 2003, 2002, and 2001 (Amounts in thousands except for unit and per unit amounts)
----------------------------------------------------------------------------------------------------------------------------


                                                                      2003                2002                 2001
                                                                ----------------    ----------------     ----------------
Rental income                                                   $         4,687     $         4,712      $         6,053
                                                                ----------------    ----------------     ----------------

Costs and expenses:
   Direct container expenses                                              1,099               1,176                1,673
   Bad debt expense (benefit)                                                 -                  19                  (21)
   Depreciation (note 1(e))                                               1,906               2,384                2,360
   Write-down of containers (note 1(e))                                      51                 277                  399
   Professional fees                                                         26                  48                   30
   Management fees to affiliates (note 2)                                   444                 419                  613
   General and administrative costs to affiliates (note 2)                  220                 239                  284
   Other general and administrative costs                                    74                 173                  121
   Loss (gain) on sale of containers, net (note 1(e))                       110                (103)                 135
                                                                ----------------    ----------------     ----------------

                                                                          3,930               4,632                5,594
                                                                ----------------    ----------------     ----------------

   Income from operations                                                   757                  80                  459
                                                                ----------------    ----------------     ----------------

   Interest income                                                            4                   7                   56
                                                                ----------------    ----------------     ----------------

   Net earnings                                                 $           761     $            87      $           515
                                                                ================    ================     ================

Allocation of net earnings (note 1(g)):
   General partners                                             $            37     $            37      $            75
   Limited partners                                                         724                  50                  440
                                                                ----------------    ----------------     ----------------

                                                                $           761     $            87      $           515
                                                                ================    ================     ================

Limited partners' per unit share
   of net earnings                                              $          0.20     $          0.01      $          0.12
                                                                ================    ================     ================

Limited partners' per unit share
   of distributions                                             $          0.99     $          0.99      $          1.97
                                                                ================    ================     ================

Weighted average number of limited
   partnership units outstanding (note 1(k))                          3,602,455           3,642,522            3,688,232
                                                                ================    ================     ================


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

Years ended December 31, 2003, 2002, and 2001
(Amounts in thousands)
--------------------------------------------------------------------------------------------------------------

                                                                         Partners' Capital
                                                    ----------------------------------------------------------
                                                        General               Limited               Total
                                                    ---------------       --------------       ---------------


Balances at December 31, 2000                       $            -        $      28,967        $       28,967

Distributions                                                  (75)              (7,257)               (7,332)

Redemptions (note 1(l))                                          -                 (106)                 (106)

Net earnings                                                    75                  440                   515
                                                    ---------------       --------------       ---------------

Balances at December 31, 2001                                    -               22,044                22,044
                                                    ---------------       --------------       ---------------

Distributions                                                  (37)              (3,617)               (3,654)

Redemptions (note 1(l))                                          -                 (262)                 (262)

Net earnings                                                    37                   50                    87
                                                    ---------------       --------------       ---------------

Balances at December 31, 2002                                    -               18,215                18,215
                                                    ---------------       --------------       ---------------

Distributions                                                  (37)              (3,575)               (3,612)

Redemptions (note 1(l))                                          -                 (100)                 (100)

Net earnings                                                    37                  724                   761
                                                    ---------------       --------------       ---------------

Balances at December 31, 2003                       $            -        $      15,264        $       15,264
                                                    ===============       ==============       ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

Years ended December 31, 2003, 2002, and 2001
(Amounts in thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                   2003            2002            2001
                                                                              --------------  --------------  -------------
Cash flows from operating activities:
   Net earnings                                                               $         761   $          87   $        515
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
        Depreciation and container write-down (note 1(e))                             1,957           2,661          2,759
        Decrease in allowance for doubtful accounts                                     (13)            (33)          (105)
        Loss (gain) on sale of containers                                               110            (103)           135
        Decrease (increase) in assets:
           Accounts receivable                                                          196              31            603
           Due from affiliates, net                                                     (51)             (2)           298
           Prepaid expenses                                                              (4)             (5)             -
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                     (22)           (112)           (53)
           Accrued damage protection plan costs                                          64              19            (44)
           Deferred damage protection plan revenue                                       (1)             11             21
                                                                              --------------  --------------  -------------

              Net cash provided by operating activities                               2,997           2,554          4,129
                                                                              --------------  --------------  -------------
Cash flows from investing activities:
   Proceeds from sale of containers                                                     782           1,481          2,031
   Container purchases                                                                    -               -            (99)
                                                                              --------------  --------------  -------------

              Net cash provided by investing activities                                 782           1,481          1,932
                                                                              --------------  --------------  -------------

Cash flows from financing activities:
   Redemptions of limited partnership units                                            (100)           (262)          (106)
   Distributions to partners                                                         (3,629)         (3,666)        (7,341)
                                                                              --------------  --------------  -------------

              Net cash used in financing activities                                  (3,729)         (3,928)        (7,447)
                                                                              --------------  --------------  -------------

Net increase (decrease) in cash                                                          50             107         (1,386)

Cash at beginning of period                                                             373             266          1,652
                                                                              --------------  --------------  -------------

Cash at end of period                                                         $         423   $         373   $        266
                                                                              ==============  ==============  =============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows--Continued
Years ended December 31, 2003, 2002 and 2001
(Amounts in thousands)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers which had not been paid or received by the Partnership as of December 31, 2003, 2002 and 2001, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                                                    2003          2002         2001
                                                                                    ----          ----         ----
Container purchases included in:
   Container purchases payable............................................          $  -          $  -         $  -

Distributions to partners included in:
   Due to affiliates......................................................             4             4            2
   Deferred quarterly distributions.......................................            30            47           61

Proceeds from sale of containers:
   Due from affiliates....................................................           140           144          244

The following table summarizes the amounts of container purchases, distributions to partners, and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

                                                                                    2003          2002         2001
                                                                                    ----          ----         ----

Container purchases recorded..............................................        $    -        $    -       $   11
Container purchases paid..................................................             -             -           99

Distributions to partners declared........................................         3,612         3,654        7,332
Distributions to partners paid............................................         3,629         3,666        7,341

Proceeds from sale of containers recorded.................................           778         1,381        1,996
Proceeds from sale of containers received.................................           782         1,481        2,031


The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying  values of containers  transferred  during the years ended December
31, 2003, 2002 and 2001 were $5, $28 and $29, respectively.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes to Financial Statements
Years ended December 31, 2003, 2002 and 2001
(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

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

          In July 2001, the Partnership began its liquidation phase. This phase may last up to six or more years. The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur at the end of the liquidation phase when all or substantially all of the Partnership's containers have been sold and the Partnership begins its dissolution.

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

          (b)   Basis of Accounting

          The Partnership utilizes the accrual method of accounting. Revenue is recorded when earned according to the terms of the equipment rental contracts. These contracts are classified as operating leases or direct finance leases based on the criteria of Statement of Financial Accounting Standards No. 13: "Accounting for Leases."

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

          The following critical accounting policies are used in the preparation of its financial statements.

          The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of its lessees to make required payments. These allowances are based on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments.

          The Partnership depreciates its container rental equipment based on certain estimates related to the container's useful life and salvage value. Additionally, the Partnership writes down the value of its containers if an evaluation indicates that the recorded amounts of containers are not recoverable based on estimated future undiscounted cash flows and sales prices. These estimates are based upon historical useful lives of containers and container sales prices as well as assumptions about future demand for leased containers and estimated sales prices.

          (d)   Fair Value of Financial Instruments

          In accordance with Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the Partnership calculates the fair value of financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the book value of those financial instruments. At December 31, 2003 and 2002, the fair value of the Partnership's financial instruments (cash, accounts receivable and current liabilities) approximates the related book value of such instruments.

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

          In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), the Partnership periodically compares the carrying value of the containers to expected future cash flows for the purpose of assessing the recoverability of the recorded amounts. If the carrying value exceeds expected future cash flows, the assets are written down to estimated fair value. In addition, containers identified for sale are recorded at the lower of carrying amount or fair value less cost to sell.

          The Partnership evaluated the recoverability of the recorded amount of container rental equipment at December 31, 2003 and 2002 for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required. The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of these containers was required. The Partnership wrote down the value of these containers to their estimated fair value, which was based on recent sales prices less cost of sales. These containers are included in container rental equipment in the balance sheets.

          During the years ended December 31, 2003, 2002 and 2001 the Partnership recorded write-down expenses of $51, $277 and $399, respectively on 151, 556 and 1,023 containers identified as for sale and requiring a reserve. During the years ended December 31, 2003 and 2002, the Partnership also transferred 8 and 89 containers from containers identified for sale to containers held for continued use due to the improvement in demand for leased containers in Asia. There were no transfers during the year ended December 31, 2001. At December 31, 2003 and 2002, the net book value of the 67 and 143 containers identified as for sale was $53 and $121, respectively.

          During the years ended December 31, 2003, 2002 and 2001, the Partnership sold 156, 746 and 816, respectively, of these previously written down containers for losses of $11, $7 and $27, respectively.

          The Partnership also sold containers that had not been written down and recorded gains/(losses) of ($99), $110 and ($108) during the years ended December 31, 2003, 2002 and 2001, respectively.

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

          No single lessee generated lease revenue for the years ended December 31, 2003, 2002 and 2001 which was 10% or more of the total revenue of the Partnership.

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

          Actual cash distributions to the Limited Partners differ from the allocated net earnings as presented in these financial statements because cash distributions are based on cash available for distribution. Cash distributions are paid to the general and limited partners on a monthly basis in accordance with the provisions of the Partnership Agreement. Some limited partners have elected to have their distributions paid quarterly. The Partnership has recorded deferred distributions of $30 and $47 at December 31, 2003 and 2002, respectively.

          (h)   Income Taxes

          The Partnership is not subject to income taxes. Accordingly, no provision for income taxes has been made. The Partnership files federal and state information returns only. Taxable income or loss is reportable by the individual partners.

          (i)   Damage Protection Plan

          The  Partnership  offers a Damage  Protection Plan (DPP) to lessees of its containers. Under the terms of DPP, the Partnership earns additional revenues on a daily basis and, in return, has agreed to bear certain repair costs. It is the Partnership's policy to recognize revenue when earned and to provide a reserve sufficient to cover the estimated future repair costs. DPP expenses are included in direct container expenses in the Statements of Earnings and the related reserve at December 31, 2003 and 2002, was $190 and $126, respectively.

          (j)   Deferred Damage Protection Plan Revenue

          Under certain DPP coverage, the Partnership receives a prepayment of the DPP revenue. The Partnership records these prepayments as Deferred Damage Protection Plan Revenue and recognizes these amounts as revenue when the containers are returned by the lessee. At December 31, 2003 and 2002 these amounts were $82 and $83, respectively.

          (k)   Limited   Partners'   Per  Unit   Share  of   Net  Earnings  and
                Distributions

          Limited partners' per unit share of both net earnings and distributions were computed using the weighted average number of units outstanding during the years ended December 31, 2003, 2002 and 2001, which were 3,602,455, 3,642,522, and 3,688,232, respectively.

          (l)   Redemptions

          The following redemption offerings were consummated by the Partnership during the years ended December 31, 2003, 2002 and 2001:

                                                           Units              Average
                                                          Redeemed        Redemption Price      Amount Paid
                                                          --------        ----------------      -----------
          Total Partnership redemptions as of
           December 31, 2000.....................           54,194             $9.50                $515
                                                           -------                                   ---


          Year ended:
                December 31, 2001................           17,521             $6.05                 106
                December 31, 2002................           57,855             $4.53                 262
                December 31, 2003................           25,864             $3.88                 100
                                                           -------                                   ---

          Total Partnership redemptions as of
           December 31, 2003.....................          155,434             $6.32                $983
                                                           =======                                   ===

          The redemption price is fixed by formula in accordance with the Partnership Agreement.

          (m)   Reclassifications

          Certain reclassifications, not affecting net earnings (loss), have been made to prior year amounts in order to conform to the 2003 financial statement presentation.


Note 2.   Transactions with Affiliates

          As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. The Partnership incurred $116, $92 and $194 of incentive management fees during each of the three years ended December 31, 2003, 2002 and 2001, respectively. No equipment liquidation fees were incurred during these periods.

          The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net, at December 31, 2003 and 2002.

          Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross lease revenues attributable to full payout net leases. For the years ended December 31, 2003, 2002 and 2001, equipment management fees totaled $328, $327 and $419, respectively.

          Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. Total general and administrative costs allocated to the Partnership were as follows:

                                                2003      2002     2001
                                                ----      ----     ----

                   Salaries                     $127      $151     $171
                   Other                          93        88      113
                                                 ---       ---      ---
                    Total general and
                        administrative costs    $220      $239     $284
                                                 ===       ===      ===

          TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TFS or equally among all the limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the years ended December 31, 2003, 2002 and 2001:

                                                2003      2002     2001
                                                ----      ----     ----

                   TEM                          $188      $207     $248
                   TFS                            32        32       36
                                                 ---       ---      ---
                     Total general and
                        administrative costs    $220      $239     $284
                                                 ===       ===      ===

          At December 31, 2003 and 2002, due from affiliates, net, is comprised of:

                                                            2003     2002
                                                            ----     ----
                 Due from affiliates:
                    Due from TEM...................         $133      $92
                                                             ---       --

                 Due to affiliates:
                    Due to TL......................            -        1
                    Due to TCC.....................            5       10
                    Due to TFS.....................           26       26
                                                             ---       --
                                                              31       37
                                                             ---       --

                 Due from affiliates, net                   $102      $55
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

Note 3.  Lease Rental Income (unaudited)

          Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at December 31, 2003 and 2002:

                                                      2003           2002
                                                      ----           ----

                On-lease under master leases         3,849          4,833
                On-lease under long-term leases      3,264          3,160
                                                     -----          -----

                Total on-lease containers            7,113          7,993
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

          The remaining containers are off-lease and are being stored primarily at a large number of storage depots. At December 31, 2003 and 2002 approximately 5% and 10%, respectively of the Partnership's off-lease containers had been specifically identified as for sale.

Note 4.   Income Taxes

          At December 31, 2003, 2002 and 2001, there were temporary differences of $12,420, $13,712 and $15,276, respectively, between the financial statement carrying value of certain assets and liabilities and the federal income tax basis of such assets and liabilities. The reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                              2003            2002            2001
                                                                              ----            ----            ----
         Net income per financial statements....................            $  761          $   87          $  515

         Decrease in provision for bad debt.....................               (13)            (33)           (105)
         Depreciation for federal income tax purposes less
          than (in excess) of depreciation for financial
          statement purposes....................................               359             287            (373)
         Gain on sale of fixed assets for federal income tax
          purposes in excess of gain/loss recognized for
          financial statement purposes..........................               882           1,291           2,091
         Increase (decrease) in damage protection
          plan costs............................................                64              19             (44)
                                                                             -----           -----           -----

         Net income for
          federal income tax purposes...........................            $2,053          $1,651          $2,084
                                                                             =====           =====           =====


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Selected Quarterly Financial Data (Unaudited)
---------------------------------------------------------------------------------------------------------------------------

The following is a summary of selected quarterly financial data for the years ended
December 31, 2003 and 2002:

                                                                          (Amounts in thousands)
                                                                            2003 Quarters Ended
                                                ---------------------------------------------------------------------------
                                                           Mar. 31           June 30          Sept. 30            Dec. 31
                                                ---------------------------------------------------------------------------
Rental income                                               $1,202            $1,190            $1,162             $1,133

Income from operations                                      $  283            $  145            $  156             $  173

Net earnings                                                $  284            $  146            $  157             $  174

Limited partners' share of net earnings                     $  274            $  136            $  148             $  166

Limited partners' share of distributions                    $  933            $  993            $  870             $  779

                                                                            2002 Quarters Ended
                                                ---------------------------------------------------------------------------
                                                           Mar. 31           June 30          Sept. 30            Dec. 31
                                                ---------------------------------------------------------------------------

Rental income                                               $1,136            $1,105            $1,207             $1,264

(Loss) income from operations                               $ (138)           $   70            $ (450)            $  598

Net (loss) earnings                                         $ (137)           $   72            $ (448)            $  600

Limited partners' share of net (loss) earnings              $ (146)           $   61            $ (456)            $  591

Limited partners' share of distributions                    $  917            $  974            $  790             $  936



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been none.

ITEM 9.A. CONTROLS AND PROCEDURES

Based on an evaluation of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934), the managing general partner's principal executive officer and principal financial officer have found those controls and procedures to be effective as of the end of the period covered by the report. There has been no change in the Partnership's internal control over financial reporting that occurred during the Partnership's last fiscal quarter (the Partnership's fourth fiscal quarter in the case of an annual report), and which has materially affected, or is reasonably likely materially to affect, the Partnership's internal control over financial reporting.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has no officers or directors.

The Registrant's three general partners are TFS, TEM and TL. TFS is the Managing General Partner of the Partnership and is a wholly-owned subsidiary of TCC. TEM and TL are Associate General Partners of the Partnership. The Managing General Partner and Associate General Partners are collectively referred to as the General Partners. TCC, TEM and TL are wholly-owned subsidiaries of Textainer Group Holdings Limited (TGH). The General Partners act in this capacity for other limited partnerships.

TFS,  as  the  Managing  General  Partner,   is  responsible  for  managing  the
administration and operation of the Registrant, and for the formulation and administration of investment policies.

TEM, an Associate General Partner, manages all aspects of the operation of the Registrant's equipment.

TL, an Associate General Partner, owns a fleet of container rental equipment, which is managed by TEM. TL provides advice to the Partnership regarding negotiations with financial institutions, manufacturers and equipment owners, and regarding the terms upon which particular items of equipment were acquired.

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

Based solely on a review of the copies of such forms furnished to the Partnership or on written representations that no forms were required to be filed, the Partnership believes that with respect to its most recent fiscal year ended December 31, 2003, all Section 16(a) filing requirements were complied with. No member of management, or beneficial owner, owned more than 10 percent of limited partnership interest in the Partnership. None of the individuals subject to Section 16(a) failed to file or filed late any reports of transactions in the Units.

Code of Ethics
--------------

The Registrant has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant has posted this code of ethics on its Internet website at the following address: www.textainer.com/sharehld/codeofethics.pdf.
--------------------------------------------

Directors and Executive Officers of the General Partners
--------------------------------------------------------

The directors and executive officers of the General Partners are as follows:

Name                             Age     Position
----                             ---     --------
Neil I. Jowell                   70      Director and Chairman of TGH, TEM, TL, TCC and TFS
John A. Maccarone                59      President, CEO and Director of TGH, TEM, TL, TCC and TFS
James E. Hoelter                 64      Director of TGH, TCC and TFS
Philip K. Brewer                 47      Senior Vice President - Asset Management Group and Director of TL
Robert D. Pedersen               44      Senior Vice President - Leasing Group, Director of TEM
Ernest J. Furtado                48      Senior Vice  President,  CFO and  Secretary  of TGH,  TEM,  TL, TCC and TFS,
                                         Director of TL, TCC and TFS
Gregory W. Coan                  40      Vice President and Chief Information Officer of TEM
Wolfgang Geyer                   50      Regional Vice President - Europe
Mak Wing Sing                    46      Regional Vice President - South Asia
Masanori Sagara                  48      Regional Vice President - North Asia
Stefan Mackula                   51      Vice President -  Equipment Resale
Anthony C. Sowry                 51      Vice President - Corporate Operations and Acquisitions
Richard G. Murphy                51      Vice President - Risk Management
Janet S. Ruggero                 55      Vice President - Administration and Marketing Services
Jens W. Palludan                 53      Regional Vice President - Americas and Logistics
Isam K. Kabbani                  69      Director of TGH
James A. C. Owens                64      Director of TGH, TEM and TL
S. Arthur Morris                 70      Director of TGH, TEM and TL
Dudley R. Cottingham             52      Assistant Secretary, Vice President and Director of TGH, TEM and TL
Cecil Jowell                     68      Director of TGH, TEM and TL
Henrick van der Merwe            56      Director of TGH, TEM and TL
James E.  McQueen                59      Director of TGH, TEM and TL
Harold J. Samson                 81      Director of TCC and TFS
Nadine Forsman                   36      Controller of TCC and TFS

Unless otherwise noted, all directors have served as directors of the General Partners as detailed above at least since 1993 when the reorganization of the General Partners occurred, as described on the previous page.


     Neil I. Jowell is Director and Chairman of TGH, TEM, TL, TCC and TFS and a member of the Investment Advisory Committee and Audit Committee (see "Committees" below). Mr. Jowell became Director and Chairman of TEM in 1994. He has served on the Board of Trencor Ltd. (Trencor) since 1966 and as Chairman since 1973. He is also a Director of Mobile Industries Ltd. (Mobile) (1969 to present), which is the major shareholder in Trencor, a publicly traded company listed on the JSE Securities Exchange South Africa. Trencor's core businesses are the owning, financing, leasing and managing of marine cargo containers and returnable packaging units worldwide, finance related activities and supply chain management services. Other interests are the manufacture and export of tank containers for international markets and road trailer manufacturing. He is also a Director of a number of Mobile's and Trencor's subsidiaries. Mr. Jowell became affiliated with the General Partners and its affiliates when Trencor became, through its beneficial ownership in two controlled companies, a major shareholder of TGH in 1992. Mr. Jowell has over 40 years' experience in the transportation industry. He holds an M.B.A. degree from Columbia University and Bachelor of Commerce and Ll.B. degrees from the University of Cape Town. Mr. Neil I. Jowell and Mr. Cecil Jowell are brothers.

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

     James A. C. Owens is a director of TGH and TL, and beginning in March 2003, a director of TEM. Mr. Owens has been associated with the Textainer Group since 1980. In 1983 he was appointed to the Board of Textainer Inc., and served as President of Textainer Inc. from 1984 to 1987. From 1987 to 1998, Mr. Owens served as an alternate director on the Boards of TI, TGH and TL and has served as director of TGH and TL since 1998. Apart from his association with the Textainer Group, Mr. Owens has been involved in insurance and financial brokerage companies and captive insurance companies. He is a member of a number of Boards of Directors of non-U.S. companies. Mr. Owens holds a Bachelor of Commerce degree from the University of South Africa.

     S. Arthur Morris is a director of TGH, TEM and TL. Mr. Morris became a director of TL and TGH in 1993 and became a director of TEM in 1994. He is a founding partner in the firm of Morris and Kempe, Chartered Accountants (1962-1977) and currently functions as a correspondent member of a number of international accounting firms through his firm Arthur Morris and Company (1977 to date). He is also President and director of Continental Management Limited (1977 to date) and Continental Trust Corporation Limited (1994 to date). Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and Continental Trust Corporation Limited is a Bermuda Corporation that provides corporate and individual trust administration services. He has also served as a director of Turks & Caicos First Insurance Company Limited since 1993. Mr. Morris has over 30 years experience in public accounting and serves on numerous business and charitable organizations in the Cayman Islands and Turks and Caicos Islands.

     Dudley R. Cottingham is Assistant Secretary, Vice President and a director of TGH, TEM and TL. Mr. Cottingham became a director of TEM in 1994 and has served in these other positions since 1993. He is a partner with Arthur Morris and Company (1977 to date) and a Vice President and director of Continental Management Limited (1978 to date) and Continental Trust Corporation Limited, which are all in the Cayman Islands and Turks and Caicos Islands. Continental Management Limited is a Bermuda corporation that provides corporate representation, administration and management services and Continental Trust Corporation Limited is a Bermuda corporation that provides corporate and individual trust administration services. He has also served as a director of Turks & Caicos First Insurance Company Limited since 1993. Mr. Cottingham has over 20 years experience in public accounting with responsibility for a variety of international and local clients.

     Cecil Jowell is a director of TGH, TEM and TL and has been such since March 2003. Mr. Jowell is also a Director and Chairman of Mobile Industries Ltd. (Mobile), which is a public company, quoted on the JSE Securities Exchange South Africa. Mr. Jowell has been a Director of Mobile since 1969 and was appointed Chairman in 1973. It is the major shareholder in Trencor Ltd. (Trencor), a publicly traded company listed on the JSE Securities Exchange South Africa. Trencor's core businesses are the owning, financing, leasing and managing of marine cargo containers and returnable packaging units worldwide, finance related activities and supply chain management services. Other interests are the manufacture and export of tank containers for international markets and road trailer manufacturing. He is an Executive Director of Trencor and has been an executive in that group for over 40 years. Mr. Jowell is also a Director of a number of Mobile's and Trencor's subsidiaries as well as a Director of Scientific Development and Integration (Pty) Ltd, a scientific research company. Mr. Jowell was a Director and Chairman of WACO International Ltd., an international industrial group listed on the JSE Securities Exchange South Africa, and with subsidiaries listed on the Sydney and London Stock Exchanges from 1997 through 2000. Mr. Jowell holds a Bachelor of Commerce and Ll.B. degrees from the University of Cape Town and is a graduate of the Institute of Transport. Mr. Cecil Jowell and Mr. Neil I. Jowell are brothers.

     Hendrik R. van der Merwe is a Director of TGH, TEM and TL and has served as such since March 2003. Mr. van der Merwe is also an Executive Director of Trencor Ltd. (Trencor) and has served as such since 1998. In this capacity, he is responsible for certain operating entities and strategic and corporate functions within the Trencor group of companies. Trencor is a publicly traded company listed on the JSE Securities Exchange South Africa. Its core businesses are the owning, financing, leasing and managing of marine cargo containers and returnable packaging units worldwide, finance related activities and supply chain management services. Other interests are the manufacture and export of tank containers for international markets and road trailer manufacturing. Mr. van der Merwe is currently also Chairman of TrenStar, Inc., based in Denver, Colorado and a Director of various companies in the TrenStar group and other companies in the wider Trencor group and has been such since 2000. Mr. van der Merwe served as Deputy Chairman for Waco International Ltd., an international industrial group listed on the JSE Securities Exchange South Africa and with subsidiaries listed on the Sydney and London Stock Exchanges from 1991 to 1998, where he served on the Boards of those companies. From 1990 to 1991, he held various senior executive positions in the banking sector in South Africa, lastly as Chief Executive Officer of Sendbank, the corporate/merchant banking arm of Bankorp Group Ltd. Prior to entering the business world, Mr. van der Merwe practiced as an attorney at law in Johannesburg, South Africa. Mr. van der Merwe holds a Bachelor of Arts and Ll.B. degrees from the University of Stellenbosch and an Ll.M (Taxation) degree from the University of the Witwatersrand.

     James E. McQueen is a Director of TGH, TEM and TL and has served as such since March 2003. Mr. McQueen joined Trencor Ltd. (Trencor) in June 1976 and has served on the Board of the company as Financial Director (CFO) since 1996. Trencor is a publicly traded company listed on the JSE Securities Exchange South Africa. Its core businesses are the owning, financing, leasing and managing of marine cargo containers and returnable packaging units worldwide, finance related activities and supply chain management services. Other interests are the manufacture and export of road tank containers for international markets and trailer manufacturing. Mr. McQueen is also a Director of a number of Trencor's subsidiaries. Prior to joining Trencor, Mr. McQueen was an accountant in public practice. He holds a Bachelor of Commerce degree from the University of Cape Town and is a Chartered Accountant (South Africa).

     Harold J. Samson is a director of TCC and TFS since 2003 and is a member of the Investment Advisory Committee and the Audit Committee (see Committees", below). He was a director of TGH and TL from 1993 and from 1994, respectively, and through December 31, 2002. Mr. Samson served as a consultant to various securities firms from 1981 to 1989. From 1974 to 1981 he was Executive Vice President of Foster & Marshall, Inc., a New York Stock Exchange member firm based in Seattle. Mr. Samson was a director of IEA from 1979 to 1981. From 1957 to 1984 he served as Chief Financial Officer in several New York Stock Exchange member firms. Mr. Samson holds a B.S. in Business Administration from the University of California, Berkeley and is a California Certified Public Accountant.

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

Committees

     The Managing General Partner has established the following committees to facilitate decisions involving credit and organizational matters, negotiations, documentation, management and final disposition of equipment for the Partnership and for other programs organized by the Textainer Group. Further, the Managing General Partner has established an audit committee, as described below.

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

     Audit Committee. The Managing General Partner has established an audit committee to oversee the accounting and financial reporting processes and audits of the financial statements of the Partnership as well as other partnerships managed by the General Partners. The members of the audit committee are James E. Hoelter, Neil I. Jowell and Harold J. Samson. The Managing General Partner's board of directors has determined that the audit committee has a financial expert serving on it. That member is Harold J. Samson and he is independent, as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.


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

(b)       Security Ownership of Management.

          As of January 1, 2004:
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

          Inapplicable.

PART 201 (d)      Securities Under Equity Compensation Plans.

          Inapplicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                             (Amounts in thousands)

          (a) Transactions with Management and Others.

          At December 31, 2003, due from affiliates, net, is comprised of:


                     Due from affiliates:
                        Due from TEM..................           $133
                                                                  ---

                     Due to affiliates:
                        Due to TL.....................              -
                        Due to TCC....................              5
                        Due to TFS....................             26
                                                                  ---
                                                                   31

                     Due from affiliates, net                    $102
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

     In addition, for the year ended December 31, 2003, the Registrant paid or will pay the following amounts to the General Partners:


     Management fees in connection with the operations of the Registrant:



                  TEM..................................            $354
                  TFS..................................              90
                                                                    ---
                  Total................................            $444
                                                                    ===

     Reimbursement for administrative costs in connection with the operations of the Registrant:



                  TEM..................................            $188
                  TFS..................................              32
                                                                    ---
                  Total................................            $220
                                                                    ===

     For more information on these transactions, see Note 2 to the Financial Statements in Item 8. The Registrant contemplates that payments and reimbursements will be made to the General Partners under these same arrangements in the current fiscal year.

(b)  Certain Business Relationships.

     Inapplicable.

(c)  Indebtedness of Management.

      Inapplicable.

(d)  Transactions with Promoters.

     Inapplicable.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Registrant incurred the following accounting fees from KPMG LLP during the years ended December 31, 2003 and 2002:

                                                          2003       2002
                                                          ----       ----

                      Audit fees..................         $28        $24
                                                            ==         ==

     The Registrant first established its audit committee in 2002. The Registrant's audit committee has approved the audit services for the preparation of the Registrant's current year's financial statements and any related, underlying business transactions, as well as tax consultation services up to a specified dollar amount, all subject to ongoing reports made to the audit committee. The committee has not otherwise authorized pre-approvals, or delegated its authority to grant pre-approvals, of audit or non-audit services.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Audited financial statements of the Registrant for the year ended December 31, 2003 are contained in Item 8 of this Report.

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

          (ii) Schedule II - Valuation and Qualifying Accounts.

3.        Exhibits

          Exhibits 31.1 and 31.2 Certifications pursuant to Rules 13a-14 or 15d-14 of the Securities and Exchange Act of 1934.

          Exhibits 32.1 and 32.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

          Exhibits incorporated by reference

               The Registrant's limited partnership agreement, Exhibit A to the Prospectus, as contained in Pre-Effective Amendment No. 2 to the Registrant's Registration Statement (No. 33-29990), filed with the Commission on November 3, 1989 as supplemented by Post-Effective Amendment No. 2 filed with the Commission under
               Section 8(c) of the Securities Act of 1933 on December 11, 1990.

(b) During the year ended 2003, no reports on Form 8-K have been filed by the Registrant.

             Independent Auditors' Report on Supplementary Schedule
             ------------------------------------------------------


The Partners
Textainer Equipment Income Fund II, L.P.:

Under the date of February 19, 2004, we reported on the balance sheets of Textainer Equipment Income Fund II, L.P. (the Partnership) as of December 31, 2003 and 2002, and the related statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the 2003 annual report on Form 10-K. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule as listed in Item 15. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                  /s/ KPMG LLP






San Francisco, California
February 19, 2004



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Schedule II - Valuation and Qualifying Accounts

(Amounts in thousands)
-----------------------------------------------------------------------------------------------------------------------

                                                                 Charged                      Balance
                                                 Balance at     to Costs                      at End
                                                 Beginning         And                          of
                                                 of Period      Expenses       Deduction       Period
                                                 ----------     --------       ---------      -------
For the year ended December 31, 2003:

Allowance for
  doubtful accounts                                    $ 81         $  -           $ (13)        $ 68
                                                        ---          ---            ----          ---

Accrued damage protection
  plan costs                                           $126         $138           $ (74)        $190
                                                        ---          ---            ----          ---



For the year ended December 31, 2002:

Allowance for
  doubtful accounts                                    $114         $ 19           $ (52)        $ 81
                                                        ---          ---            ----          ---

Accrued damage protection
  plan costs                                           $107         $ 87           $ (68)        $126
                                                        ---          ---            ----          ---


For the year ended December 31, 2001:

Allowance for
  doubtful accounts                                    $219         $(21)          $ (84)        $114
                                                        ---          ---            ----          ---

Accrued damage protection
  plan costs                                           $151         $157           $(201)        $107
                                                        ---          ---            ----          ---




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

                                  TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                  A California Limited Partnership

                                  By Textainer Financial Services Corporation
                                                  The Managing General Partner

                                  By
                                    ____________________________________________
                                    Ernest J. Furtado
                                    Chief Financial Officer

Date:  March 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date




_______________________________                  Chief Financial Officer, Senior              March 25, 2004
Ernest J. Furtado                                Vice President, Secretary and
                                                 Director (Chief Financial and
                                                 Principal Accounting Officer)




_______________________________                  Chief Executive Officer, President           March 25, 2004
John A. Maccarone                                and Director




_______________________________                  Chairman of the Board and Director           March 25, 2004
Neil I. Jowell




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

Date:  March 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature                                        Title                                        Date


/s/ Ernest J. Furtado
_____________________________________            Chief Financial Officer, Senior              March 25, 2004
Ernest J. Furtado                                Vice President, Secretary and
                                                 Director (Chief Financial and
                                                 Principal Accounting Officer)



/s/ John A. Maccarone
______________________________________           Chief Executive Officer, President           March 25, 2004
John A. Maccarone                                and Director


/s/ Neil I. Jowell
______________________________________           Chairman of the Board and Director           March 25, 2004
Neil I. Jowell



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

March 25, 2004

                                   /s/ John A. Maccarone
                                   _______________________________________
                                   John A. Maccarone
                                   Chief Executive Officer, President
                                   and Director of TFS

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

March 25, 2004

                                 /s/ Ernest J. Furtado
                                 ___________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TFS

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Textainer Equipment Income Fund II, L.P., (the "Registrant") on Form 10-K for the year ended December 31, 2003, as filed on March 25, 2004 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the Chief Executive Officer, President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



March 25, 2004



                              By /s/ John A. Maccarone
                                 _________________________________________
                                 John A. Maccarone
                                 Chief Executive Officer, President
                                 and Director of TFS


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

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Textainer Equipment Income Fund II, L.P., (the "Registrant") on Form 10-K for the year ended December 31, 2003, as filed on March 25, 2004 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.



March 25, 2004



                                 By /s/ Ernest J. Furtado
                                    ____________________________________________
                                 Ernest J. Furtado
                                 Chief Financial Officer, Senior Vice President, Secretary and Director of TFS


A signed original of this written statement required by Section 906 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.