Form 10-Q
period 2004-06-30
TEXTAINER EQUIPMENT INCOME FUND II L P
filed 2004-09-16
CIK 853086

TEXTAINER FINANCIAL SERVICES CORPORATION
                        650 California Street, 16th Floor
                             San Francisco, CA 94108


September 16, 2004


Securities and Exchange Commission
Washington, DC  20549

Ladies and Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are submitting herewith for filing on behalf of Textainer Equipment Income Fund II, L.P. (the "Partnership") the Partnership's Quarterly Report on Form 10-Q for the Second Quarter ended June 30, 2004.

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


                  For the quarterly period ended June 30, 2004


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

Quarterly Report on Form 10-Q for the
Quarter Ended June 30, 2004

Table of Contents
-----------------------------------------------------------------------------------------------------------------



                                                                                                             Page
Part I    Financial Information
    Item 1.    Financial Statements (unaudited)

          Balance Sheets - June 30, 2004
          and December 31, 2003.............................................................................    3


          Statements of Operations for the three and six months
          ended June 30, 2004 and 2003......................................................................    4


          Statements of Partners' Capital for the six months
          ended June 30, 2004 and 2003......................................................................    5


          Statements of Cash Flows for the six months
          ended June 30, 2004 and 2003......................................................................    6


          Notes to Financial Statements.....................................................................    8


    Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................................   13


    Item 3.    Quantitative and Qualitative Disclosures about Market Risk...................................   24


    Item 4.    Controls and Procedures......................................................................   24


Part II   Other Information


    Item 6.    Exhibits and Reports on Form 8K..............................................................   24



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Balance Sheets

June 30, 2004 and December 31, 2003
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------


                                                                                 2004                   2003
                                                                           ----------------       ----------------
Assets
Container rental equipment, net of accumulated
    depreciation of $16,287 (2003:  $14,059) (notes 4 & 6)                 $        10,741        $        14,247
Cash                                                                                   310                    423
Accounts receivable, net of allowance for doubtful
     accounts of $90 (2003:  $68)                                                      875                  1,020
Due from affiliates, net (note 2)                                                      106                    102
Prepaid expenses                                                                         6                     19
                                                                           ----------------       ----------------


                                                                           $        12,038        $        15,811
                                                                           ================       ================
Liabilities and Partners' Capital
Liabilities:
   Accounts payable                                                        $            57        $            87
   Accrued liabilities                                                                 138                    158
   Accrued damage protection plan costs                                                207                    190
   Deferred quarterly distributions                                                     38                     30
   Deferred damage protection plan revenue                                              84                     82
                                                                           ----------------       ----------------

      Total liabilities                                                                524                    547
                                                                           ----------------       ----------------

Partners' capital:
   General partners                                                                      -                      -
   Limited partners                                                                 11,514                 15,264
                                                                           ----------------       ----------------

      Total partners' capital                                                       11,514                 15,264
                                                                           ----------------       ----------------


                                                                           $        12,038        $        15,811
                                                                           ================       ================


See accompanying notes to financial statements



   TEXTAINER EQUIPMENT INCOME FUND II, L.P.
   (a California Limited Partnership)

   Statements of Operations

   For the three and six months ended June 30, 2004 and 2003
   (Amounts in thousands except for unit and per unit amounts)
   (unaudited)
   ------------------------------------------------------------------------------------------------------------------------------

                                                         Three months        Three months         Six months        Six months
                                                             Ended               Ended              Ended              Ended
                                                         June 30, 2004       June 30, 2003      June 30, 2004      June 30, 2003
                                                        ---------------     ---------------    ---------------    ---------------

   Rental income                                        $        1,109      $        1,190     $        2,197     $        2,392
                                                        ---------------     ---------------    ---------------    ---------------

   Costs and expenses:
      Direct container expense                                     228                 287                471                513
      Bad debt expense                                              11                  19                 24                  5
      Depreciation (note 4)                                        459                 472                916                957
      Write-down of containers (notes 4 & 6)                     2,216                  14              2,228                 33
      Professional fees                                             15                   8                 24                 12
      Management fees to affiliates (note 2)                       106                 112                210                225
      General and administrative costs to affiliates (note 2)       51                  54                103                114
      Other general and administrative costs                        12                  19                 30                 37
      Loss on sale of containers                                    71                  60                 79                 67
                                                        ---------------     ---------------    ---------------    ---------------

                                                                 3,169               1,045              4,085              1,963
                                                        ---------------     ---------------    ---------------    ---------------

      (Loss) income from operations                             (2,060)                145             (1,888)               429
                                                        ---------------     ---------------    ---------------    ---------------

   Interest income                                                   1                   1                  2                  2
                                                        ---------------     ---------------    ---------------    ---------------

      Net (loss) earnings                               $       (2,059)     $          146     $       (1,886)    $          431
                                                        ===============     ===============    ===============    ===============

   Allocation of net (loss) earnings (note 2):
      General partners                                  $            9      $           10     $           19     $           20
      Limited partners                                          (2,068)                136             (1,905)               411
                                                        ---------------     ---------------     ---------------   ---------------

                                                        $       (2,059)     $          146     $       (1,886)    $          431
                                                        ===============     ===============    ===============    ===============

   Limited partners' per unit share
      of net (loss) earnings                            $        (0.58)     $         0.04     $        (0.53)    $         0.11
                                                        ===============     ===============    ===============    ===============

   Limited partners' per unit share
      of distributions                                  $         0.23      $         0.28     $         0.51     $         0.53
                                                        ===============     ===============    ===============    ===============

   Weighted average number of limited
      partnership units outstanding                          3,588,941           3,608,468          3,588,941          3,608,468
                                                        ===============     ===============    ===============    ===============


   See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Partners' Capital

For the six months ended June 30, 2004 and 2003
(Amounts in thousands)
(unaudited)
----------------------------------------------------------------------------------------------------------------

                                                                         Partners' Capital
                                                    ------------------------------------------------------------
                                                       General                Limited                 Total
                                                    -------------         --------------         ---------------
Balances at January 1, 2003                         $          -          $      18,215          $       18,215

Distributions                                                (20)                (1,926)                 (1,946)

Redemptions (note 5)                                           -                    (46)                    (46)

Net earnings                                                  20                    411                     431
                                                    -------------         --------------         ---------------

Balances at June 30, 2003                           $          -          $      16,654          $       16,654
                                                    =============         ==============         ===============

Balances at January 1, 2004                         $          -          $      15,264          $       15,264

Distributions                                                (19)                (1,825)                 (1,844)

Redemptions (note 5)                                           -                    (20)                    (20)

Net earnings (loss)                                           19                 (1,905)                 (1,886)
                                                    -------------         --------------         ---------------

Balances at June 30, 2004                           $          -          $      11,514          $       11,514
                                                    =============         ==============         ===============


See accompanying notes to financial statements


TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Statements of Cash Flows

For the six months ended June 30, 2004 and 2003
(Amounts in thousands)
(unaudited)
------------------------------------------------------------------------------------------------------------------

                                                                                        2004              2003
                                                                                     -----------       -----------
Cash flows from operating activities:
   Net (loss) earnings                                                               $   (1,886)       $      431
   Adjustments to reconcile net (loss) earnings to
     net cash provided by operating activities:
        Depreciation (note 4)                                                               916               957
        Write-down of containers (notes 4 & 6)                                            2,228                33
        Increase in allowance for doubtful accounts                                          22                 -
        Loss on sale of containers                                                           79                67
        (Increase) decrease in assets:
           Accounts receivable                                                              127               148
           Due from affiliates, net                                                         (46)             (170)
           Prepaid expenses                                                                  13                11
        Increase (decrease) in liabilities:
           Accounts payable and accrued liabilities                                         (50)              (22)
           Accrued damage protection plan costs                                              17                17
           Deferred damage protection plan revenue                                            2                 -
                                                                                     -----------       -----------


              Net cash provided by operating activities                                   1,422             1,472
                                                                                     -----------       -----------

Cash flows from investing activities:
   Proceeds from sale of containers                                                         322               446
                                                                                     -----------       -----------

              Net cash provided by investing activities                                     322               446
                                                                                     -----------       -----------

Cash flows from financing activities:
   Redemptions of limited partnership units                                                 (20)              (46)
   Distributions to partners                                                             (1,837)           (1,950)
                                                                                     -----------       -----------

              Net cash used in financing activities                                      (1,857)           (1,996)
                                                                                     -----------       -----------

Net decrease in cash                                                                       (113)              (78)

Cash at beginning of period                                                                 423               373
                                                                                     -----------       -----------

Cash at end of period                                                                $      310        $      295
                                                                                     ===========       ===========


See accompanying notes to financial statements



TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)


Statements of Cash Flows-Continued

For the six-months ended June 30, 2004 and 2003
(Amounts in thousands)
(unaudited)
--------------------------------------------------------------------------------

Supplemental Disclosures:

Supplemental schedule of non-cash investing and financing activities:

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers which had not been paid or received by the Partnership as of June 30, 2004 and 2003, and December 31, 2003 and 2002, resulting in differences in amounts recorded and amounts of cash disbursed or received by the Partnership, as shown in the Statements of Cash Flows.

                                                               June 30       Dec. 31       June 30       Dec. 31
                                                                 2004         2003           2003          2002
                                                             -----------   -----------   -----------   -----------

Distributions to partners included in:
     Due to affiliates..............................              $ 3         $  4            $ 3          $  4
     Deferred quarterly distributions...............               38           30             44            47

Proceeds from sale of containers included in:
     Due from affiliates............................               97          140             77           144

The following table summarizes the amounts of distributions to partners and proceeds from sale of containers recorded by the Partnership and the amounts paid or received as shown in the Statements of Cash Flows for the six-month periods ended June 30, 2004 and 2003.


                                                                                             2004          2003
                                                                                             ----          ----

Distributions to partners declared..............................................           $1,844        $1,946
Distributions to partners paid..................................................            1,837         1,950

Proceeds from sale of containers recorded.......................................              279           379
Proceeds from sale of containers received.......................................              322           446

The Partnership has entered into direct finance leases, resulting in the transfer of containers from container rental equipment to accounts receivable.
The carrying value of containers  transferred during the six-month periods ended
June 30, 2004 and 2003 were $4 and $5, respectively.


See accompanying notes to financial statements

TEXTAINER EQUIPMENT INCOME FUND II, L.P.
(a California Limited Partnership)

Notes To Financial Statements

For the three and six months ended June 30, 2004 and 2003
(Amounts in thousands except for unit and per unit amounts)
(unaudited)
--------------------------------------------------------------------------------

Note 1.  General

     Textainer Equipment Income Fund II, L.P. (the Partnership), a California limited partnership with a maximum life of 20 years, was formed in 1989. The Partnership owns a fleet of intermodal marine cargo containers, which are leased to international shipping lines.

     In July 2001, the Partnership began its liquidation phase. This phase may last up to six or more years. The final termination and winding up of the Partnership, as well as payment of liquidating and/or final distributions, will occur once all or substantially all of the Partnership's equipment has been sold.

     The accompanying interim comparative financial statements have not been audited by an independent public accountant. However, all adjustments (which were only normal and recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 2004 and December 31, 2003 and the results of its operations for the three and six-month periods ended June 30, 2004 and 2003 and changes in partners' capital and cash flows for the six-month periods ended June 30, 2004 and 2003, have been made.

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

     The following critical accounting policies are used in the preparation of its financial statements:

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

     As part of the operation of the Partnership, the Partnership is to pay to the General Partners an equipment management fee, an incentive management fee and an equipment liquidation fee. These fees are for various services provided in connection with the administration and management of the Partnership. For the three and six-month periods ended June 30, 2004 the Partnership incurred $28 and $56 of incentive management fees, respectively, and $29 and $57, respectively, for the comparable periods in 2003. There were no equipment liquidation fees incurred during these periods.

     The Partnership's container fleet is managed by TEM. In its role as manager, TEM has authority to acquire, hold, manage, lease, sell and dispose of the containers. TEM holds, for the payment of direct operating expenses, a reserve of cash that has been collected from leasing operations; such cash is included in due from affiliates, net at June 30, 2004 and December 31, 2003.

     Subject to certain reductions, TEM receives a monthly equipment management fee equal to 7% of gross lease revenues attributable to operating leases and 2% of gross revenues attributable to full payout net leases. These fees totaled $78 and $154 for the three and six-month periods ended June 30, 2004, respectively, and $83 and $168, respectively, for the comparable periods in 2003.

     Certain indirect general and administrative costs such as salaries, employee benefits, taxes and insurance are incurred in performing administrative services necessary to the operation of the Partnership. These costs are incurred and paid by TFS and TEM. General and administrative costs allocated to the Partnership during the three and six-month periods ended June 30, 2004 and 2003 were as follows:


                                      Three months             Six months
                                     ended June 30,          ended June 30,
                                     --------------          --------------
                                     2004      2003          2004      2003
                                     ----      ----          ----      ----

          Salaries                    $30       $31          $ 63      $ 63
          Other                        21        23            40        51
                                       --        --           ---       ---
           Total general and
            administrative costs      $51       $54          $103      $114
                                       ==        ==           ===       ===

     TEM allocates these general and administrative costs based on the ratio of the Partnership's interest in the managed containers to the total container fleet managed by TEM during the period. TFS allocates these costs based on the ratio of the Partnership's investors to the total number of investors of all limited partnerships managed by TFS or equally among all the limited partnerships managed by TFS. The General Partners allocated the following general and administrative costs to the Partnership during the three and six-month periods ended June 30, 2004 and 2003:



                                      Three months             Six months
                                     ended June 30,          ended June 30,
                                     --------------          --------------
                                     2004      2003          2004      2003
                                     ----      ----          ----      ----

          TEM                         $42       $47          $ 85      $ 99
          TFS                           9         7            18        15
                                       --        --           ---       ---
           Total general and
            administrative costs      $51       $54          $103      $114
                                       ==        ==           ===       ===

     At June 30, 2004 and December 31, 2003, due from affiliates, net is comprised of:

                                                      2004             2003
                                                      ----             ----
          Due from affiliates:
                 Due from TEM.................        $144             $133
                                                       ---              ---

          Due to affiliates:
                 Due to TCC...................          11                5
                 Due to TFS...................          27               26
                                                       ---              ---
                                                        38               31
                                                       ---              ---

           Due from affiliates, net                   $106             $102
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

Note 3.  Lease Rental Income

     Leasing income arises principally from the renting of containers to various international shipping lines. Revenue is recorded when earned according to the terms of the container rental contracts. These contracts are typically for terms of five years or less. The following is the lease mix of the on-lease containers (in units) at June 30, 2004 and 2003:

                                                      2004             2003
                                                      ----             ----

          On-lease under master leases               4,261            4,168
          On-lease under long-term leases            3,385            3,521
                                                     -----            -----

           Total on-lease containers                 7,646            7,689
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

Note 4.  Container Rental Equipment

     The Partnership evaluated the recoverability of the recorded amount of container rental equipment for containers to be held for continued use and determined that a reduction to the carrying value of these containers was not required at June 30, 2003. Based on an impairment analysis performed as of June 30, 2004, which considered the possible sale of the Partnership's remaining container fleet (see Note 6), the Partnership determined that certain containers were impaired and that a reduction to the carrying value of these containers was required. The Partnership recorded a write down of $2,216 to write down the value of certain containers that had carrying values which were greater than the anticipated per unit sales price in the letter of intent.

     The Partnership also evaluated the recoverability of the recorded amount of containers identified for sale in the ordinary course of business and determined that a reduction to the carrying value of some of these containers was required. The Partnership wrote down the value of these containers to their estimated net realizable value, which was based on recent sales prices less cost to sell. During the six-month periods ended June 30, 2004 and 2003 the Partnership recorded write down expenses of $12 and $33, respectively, on 35 and 81 containers identified as for sale and requiring a reserve. During the three-month period ended June 30, 2003, the Partnership recorded a write down expense of $14 on 45 containers identified for sale and requiring a reserve. At June 30, 2003, the net book value of the 73 containers identified as for sale was $55. These containers are included in container rental equipment in the balance sheets.

     During the six-month periods ended June 30, 2004 and 2003, the Partnership sold 44 and 97, respectively, of these previously written down containers for losses of $2 and $10. During the three-month period ended June 30, 2003 the Partnership sold 62 previously written down containers for a loss of $10.

     The Partnership also sold containers that had not been written down and recorded losses of $77 and $57 during the six-month periods ended June 30, 2004 and 2003, respectively. During the three-month periods ended June 30, 2004 and 2003, the Partnership recorded losses of $71 and $50, respectively, on the sale of containers that had not been written down.


Note 5.  Redemptions

     The following redemptions were consummated by the Partnership during the six-month periods ended June 30, 2004 and 2003:

                                                                 Units             Average
                                                                Redeemed       Redemption Price          Amount Paid
                                                                --------       ----------------          -----------
        Total Partnership redemptions as of
          December 31, 2002....................                 129,570               $6.82                $  883
        Six-month period ended:
          June 30, 2003........................                  11,962               $3.85                    46
                                                                -------                                     -----
        Total Partnership redemptions as of
          June 30, 2003........................                 141,532               $6.56                $  929
                                                                =======                                     =====


        Total Partnership redemptions as of
          December 31, 2003....................                 155,434               $6.32                $  983
        Six-month period ended:
          June 30, 2004........................                   5,625               $3.56                    20
                                                                -------                                     -----
        Total Partnership redemptions as of
          June 30, 2004........................                 161,059               $6.23                $1,003
                                                                =======                                     =====

     The redemption price is fixed by formula in accordance with the Partnership Agreement.

Note 6.  Subsequent Event

     The Partnership reached an agreement in principle in July 2004, with a corporate purchaser to sell its remaining container fleet and is in the process of negotiating a definitive purchase and sale agreement with the purchaser. When the purchase and sale agreement is signed by all parties, the Partnership will submit the proposed sale to the Limited Partners for approval. If the Limited Partners approve the sale and the sale is completed, the Partnership anticipates that it will distribute the proceeds of the sale to the partners and terminate its existence during 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands except for unit and per unit amounts)
--------------------------------------------------------------------------------

The Financial Statements contain information which will assist in evaluating the financial condition of the Partnership for the three and six-month periods ended June 30, 2004 and 2003. Please refer to the Financial Statements and Notes thereto in connection with the following discussion.

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

To date, the Partnership has generally sold containers individually. As discussed below under "Possible Sale of Partnership Assets," the Partnership is currently in negotiations to sell all of its remaining container fleet to a corporate purchaser.

When the Partnership has sold its containers individually, sales have primarily been made to wholesalers who subsequently sell to buyers such as mini-storage operators, construction companies, farmers and other non-marine users. Additionally, if a container is lost or completely damaged by a lessee, the Partnership receives proceeds from the lessee for the value of the container. The Partnership counts these transactions as sales, as well as the more traditional sales to wholesalers. Generally, since 1998, used container prices have declined, causing the Partnership to realize less from the sale of its used containers. Used container sales prices stabilized in 2002 and 2003 and sales prices for certain types of containers have increased slightly in the first part of 2004.

The Partnership's operations and financial results are also affected by the price of new containers. The price for new containers fell from 1995 through 2003. This decrease significantly depressed rental rates. This decrease has also caused the Partnership to evaluate the carrying cost of its container fleet, and has resulted in write-downs of some containers the Partnership has decided to sell. These matters are discussed in detail below under the caption "Other Income and Expenses: Write Down of Containers: Specific Containers Identified for Sale." Prior to the start of the Partnership's liquidation period, which is discussed below, the Partnership purchased new containers, which allowed the Partnership to receive some benefit from the decrease in price for new containers.

During the first part of 2004, new container prices have increased significantly due to a worldwide shortage of steel, which has resulted in limited availability of new containers. Although the Partnership is no longer purchasing containers, the increase in new container prices and the limited availability of new containers has improved demand for the Partnership's containers. See "Results of
Operations: Current Market Conditions for Leased Containers" for a further discussion.

The Partnership is in its liquidation phase, which means that the Partnership no longer seeks to replenish its container fleet by buying new containers. During this phase, the Partnership will either (i) sell its remaining container fleet to an institutional investor, who would continue to lease the containers or (ii) sell containers gradually to wholesalers when the containers are at or near the end of their useful life, or when they come off-lease and a sale seems to offer a better overall yield than continued operation. The choice of liquidation options has been based on which option is believed to better enhance the overall economic return to investors. As described below, the Partnership is currently proposing a sale of its entire container fleet a corporate purchaser.

The Partnership compared the carrying value of its containers to the anticipated estimated price to be realized in the sale. Despite the improvement in the market for used containers, the Partnership still found that the carrying value of some of its older, more expensive containers was higher than the anticipated estimated price to be realized in the sale. The Partnership determined that these containers were impaired and recorded a write down expense to reduce the carrying value of these containers to their anticipated sales price. See "Possible Sale of Partnership Assets" below and "Other Income and Expenses:
Write Down of Containers."

Possible Sale of Partnership Assets

In July 2004, the Partnership and five other limited partnerships managed by the General Partners signed a letter of intent to sell their remaining container fleets to a corporate purchaser, RFH Limited, (the "Purchaser"). The Partnership, other limited partnerships and the Purchaser are in the process of finalizing the Container Purchase and Sale Agreement. Once the Purchase and Sale Agreement is finalized, the Partnership will submit the proposed sale to the Limited Partners for approval.

If the Limited Partners approve the sale and the sale is completed, the Partnership anticipates that it will distribute the proceeds of this sale to the partners and terminate its existence during 2005. In the event the sale is not approved, the Partnership expects to continue to sell the containers gradually, either individually or in groups, according to the condition of, and market for, the containers.

A report of the completion of the proposed Purchase and Sale Agreement and the terms set forth therein, will be made on Form 8-K as required.

Liquidity and Capital Resources

Historical

From November 8, 1989 until January 15, 1991, the Partnership offered limited partnership interests to the public. The Partnership received its minimum subscription amount of $1 on December 19, 1989 and on January 15, 1991, the Partnership had received its maximum subscription amount of $75,000. In July 2001, the Partnership entered into its liquidation phase. During this phase, regular leasing operations continue, but the Partnership no longer adds to its fleet by purchasing additional containers, and the General Partners evaluate opportunities to sell containers.

General

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

Cash from Operations

Net cash provided by operating activities for the six-month periods ended June 30, 2004 and 2003, was $1,422 and $1,472, respectively. The decrease of $50, or 3%, was primarily due to the decline in net earnings (loss), adjusted for non-cash transactions and fluctuations in accounts payable and accrued liabilities, offset by fluctuations in due from affiliates, net. Net earnings
(loss), adjusted for non-cash transactions, decreased primarily due to a decrease in rental income, which is discussed more fully under "Results of Operations." The fluctuations in accounts payable and accrued liabilities and due from affiliates, net, resulted from timing differences in the payment of expenses and fees and the remittance of net rental revenues, as well as in fluctuations in these amounts.

Cash from Sale of Containers

Current Uses: For the six-month periods ended June 30, 2004 and 2003, net cash provided by investing activities (the sale of containers) was $322 and $446, respectively. The decrease of $124 was primarily due to the Partnership selling fewer containers during the six-month period ended June 30, 2004, compared to the equivalent period in 2003. Fluctuations between periods in the number of containers sold reflect the age and condition of containers coming off-lease, the geographic market in which they come off-lease, and other related market conditions. Fluctuations in sales price between the periods can also be affected by the number of containers bought by lessees, who reimburse the Partnership for any containers that are lost or completely damaged beyond repair. These reimbursement amounts are frequently higher than the average sales price for a container sold in the open market when it comes off-lease.

Effect of Market Conditions: Market conditions can affect the Partnership's decision to sell an off-lease container. If demand for leased containers is low, the Partnership is more likely to sell a container rather than incur the cost to reposition the container to a location where it can be released. If demand is strong, the Partnership is less likely to identify the container as for sale, as it is anticipated that the container can be released in its current location or repositioned to another location where demand is high. The strong utilization in the first quarter of 2004 and recent increases in demand have resulted in fewer containers being identified for sale. Some of the market conditions affecting the sale of containers are discussed below under "Comparative Results of Operations." The decline in the number of containers identified for sale has caused the average sales price of used containers to increase slightly in the first half of 2004.

Effect of Liquidation on Future Cash Flows: The number of containers sold and the price received for them, will affect how much the Partnership will pay in future distributions to Partners. Once all of the Partnership's containers are sold, and the sale proceeds distributed to partners, distributions will stop and the Partnership will terminate.

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

Distributions: During the six-month period ended June 30, 2004, the Partnership declared cash distributions to limited partners pertaining to the period from December 2003 through May 2004 in the amount of $1,825, which represented $0.51 per unit. On a cash basis, as reflected in the Statements of Cash Flows, after paying redemptions and general partner distributions, $1,383 of these distributions was from operating activities and the balance of $442 was a return of capital. On an accrual basis, as reflected on the Statements of Partners' Capital, after paying redemptions, all of these distributions were a return of capital.

Capital Commitments: Redemptions: During the six-month period ended June 30, 2004, the Partnership redeemed 5,625 units for a total dollar amount of $20. The Partnership used cash flow from operations to pay for the redeemed units.

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

Size of Container Fleet

The following is a summary of the container fleet (in units) available for lease during the six-month periods ended June 30, 2004 and 2003:

                                                    2004        2003
                                                    ----        ----

     Beginning container fleet...............      8,452       9,425
     Ending container fleet..................      8,076       8,955
     Average container fleet.................      8,264       9,190

The average container fleet decreased 10% from the six-month period ended June 30, 2003 to the same period in 2004, primarily due to the continuing sale of containers. The decline in the container fleet has contributed to an overall decline in rental income from the six-month period ended June 30, 2003 to the comparable period in 2004.

Utilization

Rental income and direct container expenses are also affected by the average utilization of the container fleet, which was 88% and 84%, during the six-month periods ended June 30, 2004 and 2003. The remaining container fleet is off-lease and is being stored primarily at a large number of storage depots. At June 30, 2004 and 2003, utilization was 95% and 86%, respectively, and the Partnership's off-lease containers (in units) were located in the following locations:

                                                 2004           2003
                                                 ----           ----

     Americas                                     266            774
     Europe                                        71            157
     Asia                                          83            308
     Other                                         10             27
                                                  ---          -----

     Total off-lease containers                   430          1,266
                                                  ===          =====


Rental Rates

In addition to utilization, rental income is affected by daily rental rates. Daily rental rates are different under different lease types. The two primary lease types for the Partnership's containers are long term leases and master leases. The average daily rental rate for the Partnership's containers decreased 4% from the six-month period ended June 30, 2003 compared to the same period in 2004, primarily due to the decline in both master lease and long term lease rates. The majority of the Partnership's rental income was generated from master leases, but in the past several years an increasing percentage of the Partnership's containers have been on lease under long term leases. At June 30, 2004 and 2003, 44% and 46%, respectively, of the Partnership's on-lease containers were on lease under long term leases. Long term leases generally have lower rental rates than master leases because the lessees have contracted to lease the containers for several years and cannot return the containers prior to the termination date without a penalty. Fluctuations in rental rates under either type of lease generally will affect the Partnership's operating results.

Comparative Results of Operations

The following is a comparative analysis of the results of operations for the three and six-month periods ended June 30, 2004 and 2003:

                                       Three months             Six months
                                      ended June 30,          ended June 30,
                                      --------------          --------------

                                      2004      2003          2004      2003
                                      ----      ----          ----      ----

(Loss) income from operations      ($2,060)  $   145       ($1,888)   $  429
 Rental income                      $1,109   $ 1,190        $2,197    $2,392

 Percent change from previous
 year in:
    Utilization                         8%       27%            5%       29%
    Average container fleet size      (10%)     (12%)         (10%)     (13%)
    Average rental rates              ( 5%)     ( 6%)         ( 4%)     ( 7%)

The loss from operations for the three and six-month periods ended June 30, 2004 resulted primarily from the write down of the Partnership's containers. See "Other Income and Expenses: Write Down of Containers," and "Critical Accounting Policies and Estimates: Container Impairment Estimates."

The Partnership's rental income decreased $195, or 8%, from the six-month period ended June 30, 2003 to the comparable period in 2004 and $81, or 7%, from the three-month period ended June 30, 2003 to the same period in 2004. These declines were attributable to decreases in income from container rentals and other rental income, which is discussed below. Income from container rentals, the major component of total revenue, decreased $164, or 8%, from the six-month period ended June 30, 2003 to the comparable period in 2004 and $59, or 6%, from the three-month period ended June 30, 2003 to the same period in 2004. These declines were primarily due to decreases in the average container fleet size and rental rates, offset by the increases in utilization as detailed in the above table.

Current Market Conditions for Leased Containers: Utilization was stable for most of 2003 and demand remained strong during the first quarter of 2004 and increased during the second quarter of 2004. Beginning in 2004, a worldwide steel shortage caused significant increases in new container prices and limited the number of new containers being built. As a result, demand for leased containers increased further beginning in March and has remained strong through the beginning of August. Additionally, the recent increases in new container prices have caused lease rates to stabilize and even increase for new long term leases. Nevertheless, these improvements in rental rates did not begin until March of 2004, which still left the Partnership with an overall decline in its rental rates when compared to the comparable period in 2003, as indicated above under the discussion of "Rental Rates."

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

For the six-month period ended June 30, 2004, other rental income was $224, a decrease of $31 from the equivalent period in 2003. The decrease in other rental income was primarily due to a decrease in location income of $64, offset by an increase in DPP income of $30.

For the three-month period ended June 30, 2004, other rental income was $102 a decrease of $22 from the equivalent period in 2003. Other rental income decreased primarily due to the decline in location income of $29, offset by the increase in DPP income of $9.

Direct Container Expenses

Direct container expenses decreased $42, or 8%, from the six-month period ended June 30, 2003 to the equivalent period in 2004. The decrease was primarily due to decreases in storage and repositioning expenses of $32 and $11, respectively. Storage expense decreased not only due to the decrease in average fleet size, but also due to the increase in utilization noted above, offset by a slight increase in the average storage cost per container. The decrease in repositioning expense was primarily due to a decline in the number of containers repositioned between the periods, offset by higher average repositioning costs.

The decrease in direct container expenses of $59, or 21%, from the three-month period ending June 30, 2003 to the equivalent period in 2004 was primarily due to the decline in storage expense of $35. Storage expense decreased not only due to the decrease in average fleet size, but also due to the increase in utilization noted above, offset by a slight increase in the average storage cost per container.

Bad Debt Expense or Benefit

Bad debt expense was $24 and $5 for the six-month periods ended June 30, 2004 and 2003, respectively, and $11 and $19 for the three-month periods ended June 30, 2004 and 2003, respectively. Fluctuations in bad debt expense reflect the adjustments to the bad debt reserve, after deductions have been taken against the reserve, and are based on management's then current estimates of the portion of accounts receivable that may not be collected, and which will not be covered by insurance. These estimates are based primarily on management's current assessment of the financial condition of the Partnership's lessees and their ability to make their required payments. See "Critical Accounting Policies and Estimates" below. The expenses recorded during the six-month periods ended June 30, 2004 and 2003 reflect higher reserve estimates, after deductions had been taken against the reserve, from December 31, 2003 and 2002. The expenses recorded during the three-month periods ended June 30, 2004 and 2003 reflect higher reserve requirements from March 31, 2004 and 2003.

Depreciation Expense

Depreciation expense decreased $41, or 4%, from the six-month period ended June 30, 2003 to the comparable period in 2004 and $13, or 3%, from the three-month period ended June 30, 2003 to the comparable period in 2004. These decreases were primarily due to the declines in the average fleet sizes between the periods. For a discussion of the Partnership's depreciation policy, see "Critical Accounting Policies and Estimates: Container Depreciation Estimates."

Write Down of Containers

Write Down of Containers Held for Continued Use: The Partnership has evaluated the recorded value of its container fleet at June 30, 2004, taking into consideration the container sales prices in the letter of intent and has recorded a write down of $2,216 to reduce the carrying value of some of the containers to their anticipated per unit sales price. See "Critical Accounting Policies and Estimates: Container Impairment Estimates."

Specific Containers Identified for Sale: The Partnership also identifies certain containers for sale from time to time in the ordinary course of its business. When the Partnership evaluated the recoverability of the recorded amount of these containers identified for sale, the evaluation sometimes resulted in write downs. The write downs for these individual containers have generally been made on a monthly basis. Most of these write downs related to containers that were off lease in areas of low demand, which are discussed above under "Comparative Results of Operations: Sale of Containers in Lower Demand Locations."

The write down expense for these types of containers decreased $21 from the six-month period ended June 30, 2003 to the same period in 2004. The decrease was due to fewer containers being identified for sale and, if identified for sale, and a write down was required, the write down amount was generally lower, due to increases in sales prices for used containers in certain locations. The number of containers identified for sale decreased because fewer containers were located in low demand locations. The sales price for used containers increased due to the improvement in market conditions discussed above.

Loss on Sale of Containers

The following details the loss on the sale of containers for the three and six-month periods ended June 30, 2004 and 2003:

                                            Three months           Six months
                                           ended June 30,        ended June 30,
                                           --------------        --------------

                                           2004      2003        2004      2003
                                           ----      ----        ----      ----

     Loss on written-down containers       $ -        $10         $ 2       $10
     Loss on other containers               71         50          77        57
                                            --         --          --        --
     Total loss on container sales         $71        $60         $79       $67
                                            ==         ==          ==        ==

The Partnership recorded losses on the sale of written down containers for the three and six-month periods ended June 30, 2004 and 2003, as the estimated sales proceeds used to determine the write-down amounts were greater than the actual sales price received on these containers. See "Critical Accounting Policies and Estimates" below.

Since the Partnership's practice has been to determine write-down amounts only once a month, some containers are sold before they are written down. The loss on these containers is referred to in the table above as "Loss on other containers." The amount of loss on the sale of these other containers has fluctuated based on the specific conditions of the containers sold, the type of container sold, the locations where the containers were sold and their net book value.

Management Fees and General and Administrative Costs

Management fees to affiliates consist of equipment management fees, which are primarily based on rental income, and incentive management fees, which are based on the Partnership's limited and general partner distributions made from cash from operations and partners' capital. The following details these fees for the three and six-month periods ended June 30, 2004 and 2003:

                                            Three months           Six months
                                           ended June 30,        ended June 30,
                                           --------------        --------------

                                           2004      2003        2004      2003
                                           ----      ----        ----      ----

     Equipment management fees             $ 78      $ 83        $154      $168
     Incentive management fees               28        29          56        57
                                            ---       ---         ---       ---
     Management fees to affiliates         $106      $112        $210      $225
                                            ===       ===         ===       ===

Equipment management fees fluctuated based on the fluctuations in rental income and were approximately 7% of rental income for the three and six-month periods ended June 30, 2004 and 2003. Fluctuations in incentive management fees between the periods were primarily due to fluctuations in the amount of distributions paid from cash from operations.

General and administrative costs to affiliates decreased $11, or 10%, from the six-month period ended June 30, 2003 to 2004 and decreased $3, or 6%, from the three-month period ended June 30, 2003 to the comparable period in 2004. The declines were primarily due to decreases in overhead costs allocated from TEM, as the Partnership represented a smaller portion of the total fleet managed by TEM.

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

The Partnership Agreement requires the Partnership to continue to pay these fees and expenses to the General Partners and to reimburse the General Partners for expenses incurred by them and other service providers. For the amount of fees and reimbursements made to the General Partners for the three and six-month periods ended June 30, 2004 and 2003, see Note 2 to the Financial Statements in
Item 1. For the amount of fees and reimbursements made to other service providers, see Other general and administrative expenses in the Statements of Operations in Item 1.

Net Earnings (Loss) per Limited Partnership Unit

                                            Three months           Six months
                                           ended June 30,        ended June 30,
                                           --------------        --------------

                                           2004      2003        2004      2003
                                           ----      ----        ----      ----

   Net (loss) earnings per limited
     partnership unit                   ($ 0.58)    $0.04     ($ 0.53)    $0.11
   Net (loss) earnings allocated
     to limited partners                ($2,068)    $ 136     ($1,905)    $ 411

Net earnings/loss per limited partnership unit fluctuates based on fluctuations in net earnings/loss allocated to limited partners as detailed above. The allocation of net earnings/loss for the six-month periods ended June 30, 2004 and 2003 included a special allocation of gross income to the General Partners of $38 and $16, respectively, in accordance with the Partnership Agreement. As discussed above, the write down of some of the Partnership's containers was the primary reason for the net loss incurred by the Partnership during the three and six-month periods ended June 30, 2004.

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

For containers not specifically identified as for sale at June 30, 2004, management is using the anticipated sales price from its letter of intent for estimated fair value. When the recorded value of these containers was compared to the estimated sales price, some of the Partnership's containers had recorded values higher than the estimated sales price. The Partnership wrote down these containers to the estimated sales price.

In prior quarters, management estimated the fair value of containers held for continued use based on estimated future undiscounted cash flows for the container. Estimates of future undiscounted cash flows require estimates about future rental revenues to be generated by the container, future demand for leased containers, and the length of time for which the container will continue to generate revenue. Through March 31, 2004, management had not found the estimates of future undiscounted cash flows to be less than the recorded value of the Partnership's containers. Therefore, the Partnership had not recorded any write-downs of containers to be held for continued use through March 31, 2004.

In determining estimated fair value for a container identified for sale, the current estimated sales price for the container, less estimated cost to sell, is compared to its recorded value. This recorded value has been found to be higher than the estimated sales price, less cost to sell, for some containers and these containers have been written down. See "Write Down of Containers: Specific
Containers Identified for Sale" above. The Partnership has, however, recorded some losses on the sale of these previously written-down containers. Losses were recorded because the estimated sales price was higher than the actual sales price realized. Estimated sales prices are difficult to predict, and management's estimates proved too high in these cases. See "Loss on Sale of Containers" above.

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

The Partnership has discussed the sale of its container fleet above under "Possible Sale of Partnership Assets." This sale is subject to conditions, including the finalization of the Purchase and Sale Agreement, completing negotiations with the Purchaser, and receiving the approval of holders of the required number of limited partner units. There is no assurance that this sale will be completed.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Exchange Rate Risk

Although substantially all of the Partnership's income from operations is derived from assets employed in foreign operations, virtually all of this income is denominated in United States dollars. The Partnership does pay a small amount of its expenses in various foreign currencies. For the six-month period ended June 30, 2004, approximately 4% of the Partnership's expenses were paid in 15 different foreign currencies. As there are no significant payments made in any one foreign currency, the Partnership does not hedge these expenses.

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

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

    (a) Exhibits 31.1 and 31.2 Certifications pursuant to Rules 13a-14 or 15d-14 of the Securities and Exchange Act of 1934.

          Exhibits 32.1 and 32.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted, and regarding Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)   Reports on Form 8-K

          The Registrant filed a Report on Form 8-K, dated July 12, 2004, reporting reaching an agreement in principle to sell the Registrant's remaining container fleet.



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


                                     TEXTAINER EQUIPMENT INCOME FUND II, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By ________________________________________
                                        Ernest J. Furtado
                                        Chief Financial Officer


Date:  September 16, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:


Signature                                Title                                          Date



________________________                 Chief Financial Officer, Senior                September 16, 2004
Ernest J. Furtado                        Vice President and Secretary





________________________                 President                                      September 16, 2004
John A. Maccarone


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


                                     TEXTAINER  EQUIPMENT INCOME FUND II, L.P.
                                     A California Limited Partnership

                                     By Textainer Financial Services Corporation
                                     The Managing General Partner



                                     By/s/Ernest J.Furtado
                                       _________________________________________
                                       Ernest J. Furtado
                                       Chief Financial Officer



Date:  September 16, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Textainer Financial
Services Corporation, the Managing General Partner of the Registrant, in the capacities and on the dates indicated:

Signature                                   Title                                          Date



/s/Ernest J. Furtado
________________________________            Chief Financial Officer, Senior                September 16, 2004
Ernest J. Furtado                           Vice President and Secretary





/s/John A. Maccarone
________________________________            President                                      September 16, 2004
John A. Maccarone


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

September 16, 2004

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

September 16, 2004

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

                                  EXHIBIT 32.1



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund II, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2004, as filed on September 16, 2004 with the Securities and Exchange Commission (the "Report"), I, John A. Maccarone, the President and Director of Textainer Financial Services Corporation ("TFS") and Principal Executive Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.





September 16, 2004




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

                                  EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                        AS ADOPTED, REGARDING SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Textainer Equipment Income Fund II, L.P., (the "Registrant") on Form 10-Q for the quarterly period ended June 30, 2004, as filed on September 16, 2004 with the Securities and Exchange Commission (the "Report"), I, Ernest J. Furtado, Chief Financial Officer, Senior Vice President, Secretary and Director of Textainer Financial Services Corporation ("TFS") and Principal Financial and Accounting Officer of TFS, the Managing General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted, regarding Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and



(ii) The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant.





September 16, 2004




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